Form 10-K
period 1997-12-31
USAA FEDERAL SAVINGS BANK
filed 2000-04-28
CIK 908392

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-37471

                   USAA AUTO LOAN GRANTOR TRUST 1997-1 (Issuer)
               USAA FEDERAL SAVINGS BANK (Originator of the Trust)
              (Exact name of registrant as specified in its charter)

      UNITED STATES                                          74-6464247
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  10750 McDermott Freeway, San Antonio, Texas                  78288
(Address of principal executive offices)                     (Zip Code)

                              (210) 498-7479
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/ X / No / /

USAA Auto Loan Grantor Trust 1997-1 had less than 300 certificates outstanding as of December 30, 1997. These certificates represent the Class A and Class B of certificates of USAA Auto Loan Grantor Trust 1997-1.

         The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                       USAA AUTO LOAN GRANTOR TRUST 1997-1
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2.  PROPERTIES

         USAA Auto Loan Grantor Trust 1997-1 (the Trust) was formed pursuant to a Pooling and Servicing Agreement dated as of October 1, 1997 between USAA Federal Savings Bank as Seller and Servicer, and Chase Manhattan Bank, New York, as Trustee.

         The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 6.0% Automobile Loan Pass-Through Certificates, Class A, and 6.15% Automobile Loan Pass-Through Certificates, Class B (the Certificates), and engaging in related transactions.

         The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           60,285   $700,205,448.34
  October 1, 1997
Prepayments                                 3,086    $ 77,151,588.22
Repossessions                               8        $    105,143.26
Receivables outstanding,                    57,191   $622,948,716.86
 December 31, 1997


Delinquent Receivables as of December 31, 1997:

                                            Units    ($ in 000's)

31-60 days                                  162      $1,616,289.44
61-90 days                                  28       $  308,985.10
91 days or more                             6        $   74,764.97
  Total                                     196      $2,000,039.51

         Losses on repossessions for the period ending December 31, 1997 were approximately $105,143.26 on 8 Receivables.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1997, there were 25 direct and indirect participants in The Depository Trust Company holding positions in the Certificates. The principal markets in which the Certificates are traded are the U.S.domestic capital markets.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

         Exhibit "A" - Aggregate Statement

         Exhibit "B" - Accountant's Annual Report

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            USAA FEDERAL SAVINGS BANK
                              (Registrant)

                              /s/ MICHAEL J. BROKER
                              -----------------------------
                              By: MICHAEL J. BROKER
                                   (Duly Authorized Officer of
                                   USAA Federal Savings Bank, as Servicer,
                                   on behalf of the Trust)

                                   EXHIBIT "A"

                                AGGREGATE REPORT

Page 1                                                   USAA Auto Loan Grantor Trust 1997-1
                                        $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                                       $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                         MONTHLY SERVICER CERTIFICATE REPORT
Collection Period # Beginning Date                                                   10/01/97         11/01/97        12/01/97
Collection Period # End Date                                                         10/31/97         11/30/97        12/31/97
Distribution Date                                                                    11/17/97         12/15/97        01/09/98

I.  Available Amount in the Certificate Account
A.  Credits
          1.  Payments from Obligors Applied to Collection Period
                  a.  Principal Payments                                       $26,764,412.16   $24,578,746.45  $25,808,429.61
                  b.  Interest Payments                                         $4,902,791.81    $4,829,038.04   $4,530,402.07
                  c.  Total (a+b)                                              $31,667,203.97   $29,407,784.49  $30,338,831.68
          2.  Repurchase Amount From Repurchased Receivable
                  a.  Principal Payments                                                $0.00            $0.00           $0.00
                  b.  Interest Payments                                                 $0.00            $0.00           $0.00
                  c.  Total (a+b)                                                       $0.00            $0.00           $0.00
          3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                                          $0.00            $0.00           $0.00
                  b. Principal Balance of Defaulted Receivable                          $0.00       $38,349.32      $66,793.94
                  c. Net Principal loss                                                 $0.00       $38,349.32      $66,793.94
          4.  Advance by Servicer                                                 $103,728.60      $104,850.94     $109,693.68
          5.  Investment Earnings on Certificate Account (as of month end)              $0.00       $72,087.52      $47,264.53
          6.  Overpayment from Obligors                                                 $0.00            $0.00           $0.00
          7.  Net Adjustments
                  a. to Interest Collections                                        $1,541.73       $75,156.91     ($90,164.27)
                  b. to Principal Collections                                           $0.00            $0.00           $0.00
          8.  Total Credits (sum 1 through 7)                                  $31,772,474.30   $29,659,879.86  $30,405,625.62
B.  Debits
          1.  Overpayment from Obligors                                                 $0.00            $0.00           $0.00
          2.  Total Debits                                                              $0.00            $0.00           $0.00
C.  Total Collections (A-B)                                                    $31,772,474.30   $29,659,879.86  $30,405,625.62
          1. Available Interest Collections                                     $5,008,062.14    $5,081,133.41   $4,597,196.01
          2. Available Principal Collections                                   $26,764,412.16   $24,578,746.45  $25,808,429.61

II. Receivable Pool Balance
A. Original Principal Pool Balance                                            $700,205,448.34  $700,205,448.34 $700,205,448.34
B. Principal Pool Balance as of the Beginning of the Collection Period        $700,205,448.34  $673,441,036.18 $648,823,940.41
C. Principal Pool Balance as of the End of the Collection Period              $673,441,036.18  $648,823,940.41 $622,948,716.86

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
          1.  Beginning Class A Balance                                       $679,200,000.00  $653,238,520.20 $629,359,937.30
          2.  Ending Class A Balance                                          $653,238,520.20  $629,359,937.30 $604,260,970.46
B .  Class B Certificates
          1.  Beginning Class B Balance                                        $21,005,448.34   $20,202,515.98  $19,464,003.11
          2.  Ending Class B Balance                                           $20,202,515.98   $19,464,003.11  $18,687,746.40

IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                             $10,503,081.73   $10,503,081.73  $10,503,081.73
B. Beginning Reserve Account Balance                                           $10,503,081.73   $11,423,986.41  $12,535,839.14
C. Ending Reserve Account Balance                                              $11,423,986.41   $12,535,839.14  $12,085,219.41

V. Summary of Cash Disbursements
A. Available Collections                                                       $31,772,474.30   $29,659,879.86  $30,405,625.62
B. Withdrawals from Reserve Account                                                     $0.00            $0.00     $450,619.73
C. Total Available Collections                                                 $31,772,474.30   $29,659,879.86  $30,856,245.35
D. Reimbursement of Advance                                                             $0.00            $0.00     $104,850.94
E. Payment of Servicing Fee                                                       $583,504.54      $561,200.86     $540,686.62
F. Interest paid to Class A Certificates                                        $3,396,000.00    $3,266,192.60   $3,146,799.69
G. Interest paid to Class B Certificates                                          $107,652.92      $103,537.89      $99,753.02
H. Principal paid to Class A Certificates                                      $25,961,479.80   $23,878,582.90  $25,098,966.84
I. Principal paid to Class B Certificates                                         $802,932.36      $738,512.87     $776,256.71
J. Remaining Available Collections                                                $920,904.68    $1,111,852.74   $1,088,931.53
K. Deposit from Remaining Available Collections to fund Reserve Account           $920,904.68    $1,111,852.73           $0.00
L. Remaining Available Collections Released to Seller                                   $0.00            $0.01   $1,088,931.53




Page 2
                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                               $5,008,062.14    $5,081,133.41   $4,597,196.01

B.  Reimbursement of Advance
          1. Prior Advance Outstanding                                                  $0.00      $103,728.60     $208,579.54
          2. Reimbursement of Prior Advance Outstanding from Interest
               Collections                                                              $0.00            $0.00     $104,850.94
          3. Remaining Prior Advance Outstanding                                        $0.00      $103,728.60     $103,728.60
          4. Reimbursement of Prior Advance Outstanding from Spread Account             $0.00            $0.00           $0.00
          5. Remaining Prior Advance Outstanding                                        $0.00      $103,728.60     $103,728.60
          6. Current Advance                                                      $103,728.60      $104,850.94     $109,693.68
          7. Total Advance Outstanding for the Period                             $103,728.60      $208,579.54     $213,422.28

C. Total Reimbursement of Advance paid                                                  $0.00            $0.00     $104,850.94

D . Remaining Available Interest Collections                                    $5,008,062.14    $5,081,133.41   $4,492,345.07

E. Servicing Fee
          1. Current Servicing Fee Accrued                                        $583,504.54      $561,200.86     $540,686.62
          2. Unpaid Servicing Fees From Prior Collection Periods                        $0.00            $0.00           $0.00
          3. Total Servicing Fee Due                                              $583,504.54      $561,200.86     $540,686.62
          4. Payment of Servicing Fee from Interest Collections                   $583,504.54      $561,200.86     $540,686.62
          5. Payment of Servicing Fee from Rserve Account                               $0.00            $0.00           $0.00
          6. This period unpaid Servicing Fee                                           $0.00            $0.00           $0.00

F. Total Servicing Fee paid                                                       $583,504.54      $561,200.86     $540,686.62

G . Remaining Available Interest Collections                                    $4,424,557.60    $4,519,932.55   $3,951,658.45

H. Class A Interest Distribution Amount
          1. Class A Coupon Rate                                                         6.00%            6.00%           6.00%
          2.Class A Monthly Interest                                            $3,396,000.00    $3,266,192.60   $3,146,799.69
          3.Class A Interest Carryover Shortfall                                        $0.00            $0.00           $0.00
          4. Class A Interest on Interest Carryover Shortfall                           $0.00            $0.00           $0.00
          5. Class A Interest Distributable Amount                              $3,396,000.00    $3,266,192.60   $3,146,799.69
          6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                             $3,396,000.00    $3,266,192.60   $3,146,799.69
          7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                           $0.00            $0.00           $0.00
          8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                                $0.00            $0.00           $0.00
          9. This period Class A Interest Carryover Shortfall                           $0.00            $0.00           $0.00

I. Total Interest paid to Class A Certificates                                  $3,396,000.00    $3,266,192.60   $3,146,799.69

J. Remaining Available Interest Collections                                     $1,028,557.60    $1,253,739.95     $804,858.76

K. Class B Interest Distribution Amount
          1. Class B Coupon Rate                                                         6.15%            6.15%           6.15%
          2.Class B Monthly Interest                                              $107,652.92      $103,537.89      $99,753.02
          3.Class B Interest Carryover Shortfall                                        $0.00            $0.00           $0.00
          4. Class B Interest on Interest Carryover Shortfall                           $0.00            $0.00           $0.00
          5. Class B Interest Distributable Amount                                $107,652.92      $103,537.89      $99,753.02
          6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                               $107,652.92      $103,537.89      $99,753.02
          7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                           $0.00            $0.00           $0.00
          8. This period Class B Interest Carryover Shortfall                           $0.00            $0.00           $0.00

L. Total Interest paid to Class B Certificates                                    $107,652.92      $103,537.89      $99,753.02

M. Remaining Available Interest Collections                                       $920,904.68    $1,150,202.06     $705,105.74





                                               USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
          1. Available Principal Collections                                   $26,764,412.16   $24,578,746.45   $25,808,429.61
          2. Net Principal Losses                                                       $0.00       $38,349.32       $66,793.94
          3. Total (1 + 2)                                                     $26,764,412.16   $24,617,095.77   $25,875,223.55

B. Total Available Collections
          1. Remaining Available Principal Collections                         $26,764,412.16   $24,578,746.45   $25,808,429.61
          2. Remaining Available Interest Collections                             $920,904.68    $1,150,202.06      $705,105.74
          3. Total (1 + 2)                                                     $27,685,316.84   $25,728,948.51   $26,513,535.35


C. Class A Percentage of Principal Distribution Amount                                  97.00%           97.00%           97.00%

D. Class A Principal Distribution Amount
          1. Beginning Class A Principal Balance                              $679,200,000.00  $653,238,520.20  $629,359,937.30
          2. Class A Monthly Principal                                         $25,961,479.80   $23,878,582.90   $25,098,966.84
          3. Class A Principal Carryover Shortfall                                      $0.00            $0.00            $0.00
          4. Total Class A Principal Distribution Amount                       $25,961,479.80   $23,878,582.90   $25,098,966.84
          5. Payment of Class A Principal Distribution Amount from
               Available Collections                                           $25,961,479.80   $23,878,582.90   $25,098,966.84
          6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                           $0.00            $0.00            $0.00
          7. Class A Principal Carryover Shortfall for the Period                       $0.00            $0.00            $0.00
          8. Ending Class A Principal Balance                                 $653,238,520.20  $629,359,937.30  $604,260,970.46

E. Total Principal paid to Class A Certificates                                $25,961,479.80   $23,878,582.90   $25,098,966.84

F. Remaining Available Collections                                              $1,723,837.04    $1,850,365.61    $1,414,568.51

G. Class B Percentage of Principal Distribution Amount                                   3.00%            3.00%            3.00%

H. Class B Principal Distribution Amount
          1. Beginning Class B Principal Balance                               $21,005,448.34   $20,202,515.98   $19,464,003.11
          2. Class B Monthly Principal                                            $802,932.36      $738,512.87      $776,256.71
          3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                         $0.00            $0.00            $0.00
          3. Class B Principal Carryover Shortfall                                      $0.00            $0.00            $0.00
          4. Total Class B Principal Distribution Amount                          $802,932.36      $738,512.87      $776,256.71
          5. Payment of Class B Principal Distribution Amount from
               Available Collections                                              $802,932.36      $738,512.87      $776,256.71
          6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                           $0.00            $0.00            $0.00
          7. Class B Principal Carryover Shortfall for the Period                       $0.00            $0.00            $0.00
          8. Ending Class B Principal Balance                                  $20,202,515.98   $19,464,003.11   $18,687,746.40

I. Total Principal paid to Class B Certificates                                   $802,932.36      $738,512.87      $776,256.71

J. Remaining Available Collections                                                $920,904.68    $1,111,852.74      $638,311.80





                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
          1.  Floor Amount = min(1.00% of Initial Pool Balance, Ending
                Pool Balance)                                                   $7,002,054.48    $7,002,054.48    $7,002,054.48
          2.  Maximum Amount = 2% of Ending Pool Balance                       $13,468,820.72   $12,976,478.81   $12,085,219.41
          3.  Reserve Account Amount (Max: 1.or 2.)                            $13,468,820.72   $12,976,478.81   $12,085,219.41

B. Reserve Account Triggers
          1.  Average Three Period Delinquency Percentage                                 N/A             0.01%            0.03%
          2.  Delinquency Percentage Trigger                                             1.25%            1.25%            1.25%
          3.  Average Three Period Charge Off Rate                                        N/A             0.02%            0.07%
          4.  Charge Off Rate Trigger                                                    1.25%            1.25%            1.25%
          5.  Required Reserve Account Percentage Specified                              4.00%            4.00%            4.00%
          6.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4.
                then 4% of Ending Pool Balance, else                                    $0.00            $0.00            $0.00

C.  Required Reserve Account Amount for Next Period (Max: A or B)              $13,468,820.72   $12,976,478.81   $12,085,219.41

D. Remaining Available Collections                                                $920,904.68    $1,111,852.74      $638,311.80

E. Reserve Account Activity
          1. Beginning Reserve Account Balance                                 $10,503,081.73   $11,423,986.41   $12,535,839.14
          2. Withdrawal from Reserve Account to pay Servicer Advance                    $0.00            $0.00            $0.00
          3. Withdrawal from Reserve Account to pay Servicing Fee                       $0.00            $0.00            $0.00
          4. Withdrawal from Reserve Account to pay Class A Interest                    $0.00            $0.00            $0.00
          5. Withdrawal from Reserve Account to pay Class B Interest                    $0.00            $0.00            $0.00
          6. Withdrawal from Reserve Account to pay Class A Principal                   $0.00            $0.00            $0.00
          7. Withdrawal from Reserve Account to pay Class B Principal                   $0.00            $0.00            $0.00
          8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                    $920,904.68    $1,111,852.73            $0.00
          9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                         $0.00            $0.00      $450,619.73
          10. Ending Reserve Account Balance                                   $11,423,986.41   $12,535,839.14   $12,085,219.41





                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
          Delinquency                                                               Principal        Principal         Principal
          31-60 days                                                            $1,620,990.33    $1,579,267.82     $1,616,289.44
          61-90 days                                                               $62,081.21      $151,322.15       $308,985.10
          91-120 days                                                                   $0.00            $0.00        $74,764.97
          Total                                                                 $1,683,071.54    $1,730,589.97     $2,000,039.51

          Delinquency                                                                   Units            Units             Units
          31-60 days                                                                      157              156               162
          61-90 days                                                                        7               13                28
          91-120 days                                                                       0                0                 6
          Total                                                                           164              169               196

B.  Delinquency Percentage
          1.  Outstanding Principal Balance for Delinquency >=60 days              $62,081.21      $151,322.15       $383,750.07
          2.  Portfolio Principal Ending Balance for Collection Period        $673,441,036.18  $648,823,940.41   $622,948,716.86
          3.  Delinquency Percentage (1/2)                                               0.01%            0.02%             0.06%
          4.  Outstanding Principal Balance for Delinquency >=90 days                   $0.00            $0.00        $74,764.97
          5.  Portfolio Principal Ending Balance for Collection Period        $673,441,036.18  $648,823,940.41   $622,948,716.86
          6.  Delinquency Percentage (4/5)                                               0.00%            0.00%             0.01%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                      N/A              N/A              0.01%
B.  Delinquency Ratio for Prior Collection Period                                         N/A             0.01%             0.02%
C.  Delinquency Ratio for Current Collection Period                                      0.01%            0.02%             0.06%
D.  Average Delinquency Ratio ((sum A through C)/3)                                      0.00%            0.01%             0.03%

XI.  Portfolio Average Net Loss Ratio
          1.  Principal Recoveries of Defaulted Receivable                              $0.00            $0.00             $0.00
          2.  Principal Balance of Defaulted Receivable                                 $0.00       $38,349.32        $66,793.94
          4.  Average Pool Balance for Collection Period                      $686,823,242.26  $661,132,488.30   $635,886,328.64
          5.  Net Loss Ratio ((2- 1)/3)                                                  0.00%            0.07%             0.13%

A.  Net Loss Ratio for 2 Collection Periods Prior                                         N/A              N/A              0.00%
B.  Net Loss Ratio for Prior Collection Period                                            N/A             0.00%             0.07%
C.  Net Loss Ratio for Current Collection Period                                         0.00%            0.07%             0.13%
D.  Average Net Loss Ratio ((sum A through C)/3)                                         0.00%            0.02%             0.07%

Weighted Average Coupon                                                                  8.45%            8.45%             8.45%
Weighted Average Maturity                                                               41.73            40.95%            40.18%





                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                 FORM OF CERTIFICATEHOLDER REPORT

On March 15, 1999, interest earned and principal paid of the underlying assets for the month of February 1999 were paid to you by the paying agent on behalf of Chase Manhattan Bank, in its capacity as Trustee for the above referenced issue.  The following information is being provided pursuant to  Section 14.8 of the Pooling and
Servicing Agreement, dated as of October 1, 1997.  This payment per $1,000 of original issuance of your holdings is allocated as follows:


1)  Class A Principal                                                          $25,961,479.80   $23,878,582.90    $25,098,966.84
      Principal Factor                                                              0.0382236        0.0365542         0.0398801

2)  Class A Interest                                                            $3,396,000.00    $3,266,192.60     $3,146,799.69
      Interest Factor                                                               0.0050000        0.0050000         0.0050000
          Total per each individual Class A Certificate                            $29,357.48       $27,144.78        $28,245.77

3)  Class B Principal                                                             $802,932.36      $738,512.87       $776,256.71
      Principal Factor                                                              0.0382250        0.0365555         0.0398817

4)  Class B Interest                                                              $107,652.92      $103,537.89        $99,753.02
      Interest Factor                                                               0.0051250        0.0051250         0.0051250
          Total per each individual Class B Certificate                               $910.59          $842.05           $876.01

5) Fees and Compensation paid to Servicer
          (a)  Total                                                              $583,504.54      $561,200.86       $540,686.62
          (b)  Per individual Class A and Class B Certificate                         $583.50          $561.20           $540.69

6)  The amount deposited into the Reserve Account                                 $920,904.68    $1,111,852.73             $0.00

7) Aggregate Unreimbursed Advances
          This Month                                                              $103,728.60      $104,850.94       $109,693.68
          Previous Month                                                                $0.00      $103,728.60       $103,728.60
          Change From Previous Month                                              $103,728.60        $1,122.34         $5,965.08

8)  (a)  Pool Balance after this payment                                      $673,441,036.18  $648,823,940.41   $622,948,716.86
     (b)  Pool Factor after this payment                                            0.9329241        0.8988218         0.8629767

9)  (a) Available Reserve Account Amount                                       $10,503,081.73   $11,423,986.41    $12,535,839.14
     (b) Percent of Pool Balance                                                         1.50%            1.70%             1.93%

10)  Required Reserve Account Amount                                           $13,468,820.72   $12,976,478.81    $12,085,219.41

                                   EXHIBIT "B"

                           ACCOUNTANT'S ANNUAL REPORT


January 31, 2000

The Board of Directors
USAA Federal Savings Bank

RE:  USAA Auto Loan Grantor Trust 1997-1

We have applied certain agreed upon procedures, as discussed below, to the servicing records of USAA Federal Savings Bank (the Bank) from January 1, 1999, to December 31, 1999, in accordance with the requirements of Section
13.11 of the Pooling and Servicing Agreement dated as of October 1, 1997 (the Pooling Agreement), between USAA Federal Savings Bank, as Seller and Servicer, and The Chase Manhattan Bank, as Trustee. It is understood that this letter is solely for the information and use of the management of the Bank, the Trustee, and the Rating Agencies in connection with the Pooling Agreement and is not to be referred to or distributed (for any purpose) to anyone else.

We are independent with respect to the Servicer and conform to the standards of the profession as contained in the Code of Professional Conduct and pronouncements of the American Institute of Certified Public Accountants, and the Rules of Professional Conduct of the Texas Board of Public Accountancy.

Unless otherwise indicated, the following conventions have been adopted in presenting our procedures and findings:

o the term "compared" means compared to and found to be in agreement with, unless otherwise noted. Such compared amounts and percentages are deemed to be in agreement if differences are, in our judgement, minor or if differences are attributable to rounding.

o the term "recomputed" means calculated and found the amount to be in agreement with, unless otherwise noted. Such recomputed amounts and percentages are deemed to be in agreement if differences are attributable to rounding.

o capitalized terms herein are defined in the Pooling Agreement and are used with the meaning set forth therein.

Our procedures and findings were as follows:

1. As described in items 2., 3., and 4. below, we have performed certain procedures relating to the Servicer's accounting and reporting performed in connection with the servicing of the Receivables under the Pooling Agreement. Based on our procedures performed, we found no exceptions, other than those which we believe to be immaterial to the Bank's compliance with the Pooling Agreement. We are, however, noting below certain other matters for your information.

2. We read the Pooling Agreement and the Servicer's Certificate, as described in Exhibit D of the Pooling Agreement.

The Board of Directors
USAA Federal Savings Bank
Page 2



3. In accordance with Section 13.11 of the Pooling Agreement, we have reviewed the Servicer's procedures and records relating to the servicing of the Receivables. As a result of this review, the only matter noted was as follows:

     A. Seventy-two receivables out of the total pool of approximately 23,472 receivables outstanding at December 31, 1999, were noted to have received three or more credit-related extensions since the loan's inception. Fourteen loans exceeded the four month aggregate limitation for extensions. While these extensions were made within the guidelines of the Bank's credit policy, they did exceed the maximum of two credit-related extensions provided for within Section
          13.2 of the Pooling Agreement.

4. With respect to the Monthly Servicer Certificate Reports (Monthly Reports) provided to the Trustee, the Paying Agent, the Rating Agencies, the Cash Collateral Depositor and the Cash Collateral Trustee, we obtained the Monthly Reports for March, May, July, August, and September of 1999 (summary of Monthly Reports is attached as Exhibit I) and performed the following procedures, which were applied as indicated with respect to the letter symbols explained below:

     A. We compared with and agreed to amounts appearing in the "ABS History" report prepared by officials of the Bank.

     B. We recomputed using the amounts or numbers included in the Monthly Report and/or prior Monthly Reports using the formula as defined by the Pooling Agreement.

     C. We compared with and agreed to amounts included in the prior month's Monthly Report.

     D. We compared with and agreed to amounts appearing in the "Transaction History Inquiry."

     E. We compared with and agreed to amounts or percentages appearing in the USAA Auto Loan Grantor Trust 1997-1 6.00% Automobile Loan Pass-Through Certificates, Class A and 6.15% Automobile Loan Pass-Through Certificates, Class B Prospectus dated October 30, 1997.

     F. We compared with and agreed to amounts or numbers appearing in the "ABS Loans with Late Payments" and "ABS Loans Paid Ahead 60 or More Days from Last Payment" reports prepared by officials of the Bank.

     G. We inquired of officials of the Bank who represented this line equals zero.

     H. We compared with and agreed to amounts appearing in The Chase Manhattan Bank business checking account bank statement received by the Bank from The Chase Manhattan Bank.

     I. We compared line I.A.1.b. to the supporting documentation and noted that the amount did not agree to the amount recorded on the March Monthly Report by $4,790.00. The amount per the supporting documentation is $2,068,842.46. As a result of this difference, each row identified with the letter "I" does not agree by its applicable pro rata portion of the $4,790.00 The client was notified of the error and the Monthly Report was subsequently corrected.

The Board of Directors
USAA Federal Savings Bank
Page 3



     J. We compared line I.A.3.a. to the supporting documentation and noted that the amount did not agree to the amount recorded on the August Monthly Report by $11,117.77. The amount per the supporting documentation is $73,421.43. As a result of this difference, each row identified with the letter "J" does not agree by its applicable pro rata portion of the $11,117.77. The client was notified of the error and the Monthly Report was subsequently corrected.

It should be understood that we make no representation as to questions of legal interpretation and that such procedures would not necessarily reveal any material misstatements. Because the above procedures do not constitute an audit made in accordance with generally accepted auditing standards, we do not express an opinion on the items referred to above. Had we performed additional procedures or had we performed an audit in accordance with generally accepted auditing standards, other matters might have come to our attention that would have been reported to you. This letter is related only to the items specified above and does not extend to any financial statements or financial information of USAA Federal Savings Bank and should not be associated with such financial statements or financial information.

Very truly yours,


/s/ KPMG LLP

Page 1

                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

Collection Period # Beginning Date                                            03/01/99                05/01/99
Collection Period # End Date                                                  03/31/99                05/31/99
Distribution Date                                                             04/10/99                06/10/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                           Procedures              Procedures
          1.  Payments from Obligors Applied to Collection Period                      Performed               Performed
                  a.  Principal Payments                                $20,245,833.70    A     $15,937,703.53    A
                  b.  Interest Payments                                  $2,064,052.46    I      $1,758,630.59    A
                  c.  Total (a+b)                                       $22,309,886.16    I     $17,696,334.12    B
          2.  Repurchase Amount From Repurchased Receivable
                  a.  Principal Payments                                    $68,081.24    D         $43,032.92    D
                  b.  Interest Payments                                        $214.07    D            $131.16    D
                  c.  Total (a+b)                                           $68,295.31              $43,164.08    B
          3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                              $39,511.97    D         $49,367.75    D
                  b. Principal Balance of Defaulted Receivable             $129,927.15    D        $175,150.08    D
                  c. Net Principal loss                                     $90,415.18    B        $125,782.33    B
          4.  Advance by Servicer                                           $60,047.95    F         $52,768.46    F
          5.  Investment Earnings on Certificate Account (as of month end)  $79,890.59    H         $73,110.49    H
          6.  Overpayment from Obligors                                          $0.00    G              $0.00    G
          7.  Net Adjustments
                  a. to Interest Collections                                     $0.00    G              $0.00    G
                  b. to Principal Collections                                    $0.00    G              $0.00    G
          8.  Total Credits (sum 1 through 7)                           $22,557,631.98    I     $17,914,744.90    B
B.  Debits
          1.  Overpayment from Obligors                                          $0.00    B              $0.00    B
          2.  Total Debits                                                       $0.00    B              $0.00    B
C.  Total Collections (A-B)                                             $22,557,631.98    I     $17,914,744.90    B
          1. Available Interest Collections                              $2,204,205.07    I      $1,884,640.70    B
          2. Available Principal Collections                            $20,353,426.91    B     $16,030,104.20    B

II. Receivable Pool Balance
A. Original Principal Pool Balance                                     $700,205,448.34    E    $700,205,448.34    E
B. Principal Pool Balance as of the Beginning of the Collection Period $295,527,126.00    C    $257,546,641.60    C
C. Principal Pool Balance as of the End of the Collection Period       $275,083,283.91    B    $241,390,755.07    B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
          1.  Beginning Class A Balance                                $286,662,027.33    C    $249,820,957.46    C
          2.  Ending Class A Balance                                   $266,831,500.50    B    $234,149,747.53    B
B .  Class B Certificates
          1.  Beginning Class B Balance                                  $8,865,098.67    C      $7,725,684.14    C
          2.  Ending Class B Balance                                     $8,251,783.41    B      $7,241,007.54    B

IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                      $10,503,081.73    E     $10,503,081.73    E
B. Beginning Reserve Account Balance                                     $7,002,054.48    C      $7,002,054.48    C
C. Ending Reserve Account Balance                                        $7,002,054.48    B      $7,002,054.48    B

V. Summary of Cash Disbursements
A. Available Collections                                                $22,557,631.98    I     $17,914,744.90    B
B. Withdrawals from Reserve Account                                              $0.00    B              $0.00    B
C. Total Available Collections                                          $22,557,631.98    I     $17,914,744.90    B
D. Reimbursement of Advance                                                 $57,818.66    B         $54,851.40    B
E. Payment of Servicing Fee                                                $246,272.61    B        $214,622.20    B
F. Interest paid to Class A Certificates                                 $1,433,310.14    B      $1,249,104.79    B
G. Interest paid to Class B Certificates                                    $45,433.63    B         $39,594.13    B
H. Principal paid to Class A Certificates                               $19,830,526.83    B     $15,671,209.93    B
I. Principal paid to Class B Certificates                                  $613,315.26    B        $484,676.60    B
J. Remaining Available Collections                                         $330,954.85    I        $200,685.85    B
K. Deposit from Remaining Available Collections to fund Reserve Account          $0.00    B              $0.00    B
L. Remaining Available Collections Released to Seller                      $330,954.85    I        $200,685.85    B

(table continued)

Collection Period # Beginning Date                                            07/01/99                08/01/99
Collection Period # End Date                                                  07/31/99                08/31/99
Distribution Date                                                             08/10/99                09/10/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                          Procedures              Procedures
          1.  Payments from Obligors Applied to Collection Period                     Performed               Performed
                  a.  Principal Payments                                $15,703,210.01    A     $15,224,769.66    A
                  b.  Interest Payments                                  $1,539,299.18    A      $1,508,007.08    A
                  c.  Total (a+b)                                       $17,242,509.19    B     $16,732,776.74    B
          2.  Repurchase Amount From Repurchased Receivable
                  a.  Principal Payments                                     $5,940.91    D         $18,209.78    D
                  b.  Interest Payments                                         $32.62    D            $108.23    D
                  c.  Total (a+b)                                            $5,973.53    B         $18,318.01    B
          3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                             $116,964.22    D         $62,303.66    J
                  b. Principal Balance of Defaulted Receivable              $85,689.05    D         $68,545.38    D
                  c. Net Principal loss                                    ($31,275.17)   B          $6,241.72    J
          4.  Advance by Servicer                                           $47,668.01    F         $43,797.39    F
          5.  Investment Earnings on Certificate Account (as of month end)  $71,853.49    H         $68,392.56    H
          6.  Overpayment from Obligors                                          $0.00    G              $0.00    G
          7.  Net Adjustments
                  a. to Interest Collections                                     $0.00    G              $0.00    G
                  b. to Principal Collections                                    $0.00    G              $0.00    G
          8.  Total Credits (sum 1 through 7)                           $17,484,968.44    B     $16,925,588.36    J
B.  Debits
          1.  Overpayment from Obligors                                          $0.00    B              $0.00    B
          2.  Total Debits                                                       $0.00    B              $0.00    B
C.  Total Collections (A-B)                                             $17,484,968.44    B     $16,925,588.36    J
          1. Available Interest Collections                              $1,658,853.30    B      $1,620,305.26    B
          2. Available Principal Collections                            $15,826,115.14    B     $15,305,283.10    J

II. Receivable Pool Balance
A. Original Principal Pool Balance                                     $700,205,448.34   E     $700,205,448.34   E
B. Principal Pool Balance as of the Beginning of the Collection Period $224,800,489.60   C     $209,005,649.63   C
C. Principal Pool Balance as of the End of the Collection Period       $209,005,649.63   B     $193,694,124.81   B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
          1.  Beginning Class A Balance                                $218,057,190.02   C     $202,736,195.25   C
          2.  Ending Class A Balance                                   $202,736,195.25   B     $187,884,016.17   B
B .  Class B Certificates
          1.  Beginning Class B Balance                                  $6,743,299.58   B      $6,269,454.38    C
          2.  Ending Class B Balance                                     $6,269,454.38   B      $5,810,108.64    B

IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                      $10,503,081.73   E     $10,503,081.73    E
B. Beginning Reserve Account Balance                                     $7,002,054.48   C      $7,002,054.48    C
C. Ending Reserve Account Balance                                        $7,002,054.48   B      $7,002,054.48    B

V. Summary of Cash Disbursements
A. Available Collections                                                $17,484,968.44   B     $16,925,588.36    J
B. Withdrawals from Reserve Account                                              $0.00   B              $0.00    B
C. Total Available Collections                                          $17,484,968.44   B     $16,925,588.36    J
D. Reimbursement of Advance                                                 $49,301.01   B         $47,668.01    B
E. Payment of Servicing Fee                                                $187,333.74   B        $174,171.37    B
F. Interest paid to Class A Certificates                                 $1,090,285.95   B      $1,013,680.98    B
G. Interest paid to Class B Certificates                                    $34,559.41   B         $32,130.95    B
H. Principal paid to Class A Certificates                               $15,320,994.77   B     $14,852,179.08    B
I. Principal paid to Class B Certificates                                  $473,845.20   B        $459,345.74    B
J. Remaining Available Collections                                         $328,648.36   B        $346,412.23    J
K. Deposit from Remaining Available Collections to fund Reserve Account          $0.00   B              $0.00    B
L. Remaining Available Collections Released to Seller                      $328,648.36   B        $346,412.23    J

(table continued)

Collection Period # Beginning Date                                            09/01/99              11/01/99
Collection Period # End Date                                                  09/30/99              11/30/99
Distribution Date                                                             10/10/99              12/10/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                          Procedures              Procedures
          1.  Payments from Obligors Applied to Collection Period                     Performed               Performed
                  a.  Principal Payments                                $13,483,666.56    A     $11,347,008.85   A
                  b.  Interest Payments                                  $1,385,696.54    A      $1,188,565.66   A
                  c.  Total (a+b)                                       $14,869,363.10    B     $12,535,574.51   B
          2.  Repurchase Amount From Repurchased Receivable
                  a.  Principal Payments                                     $9,612.45    D            $878.93   D
                  b.  Interest Payments                                         $53.73    D              $6.58   D
                  c.  Total (a+b)                                            $9,666.18    B            $885.51   B
          3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                              $47,414.73    D         $50,970.79   D
                  b. Principal Balance of Defaulted Receivable              $72,158.26    D        $124,132.91   D
                  c. Net Principal loss                                     $24,743.53    B         $73,162.12   B
          4.  Advance by Servicer                                           $40,947.83    F         $55,729.34   F
          5.  Investment Earnings on Certificate Account (as of month end)  $64,196.27    H         $52,815.54   H
          6.  Overpayment from Obligors                                          $0.00    G              $0.00   G
          7.  Net Adjustments
                  a. to Interest Collections                                     $0.00    G              $0.00   G
                  b. to Principal Collections                                    $0.00    G              $0.00   G
          8.  Total Credits (sum 1 through 7)                           $15,031,588.11    B     $12,695,975.69   B
B.  Debits
          1.  Overpayment from Obligors                                          $0.00    B              $0.00   B
          2.  Total Debits                                                       $0.00    B              $0.00   B
C.  Total Collections (A-B)                                             $15,031,588.11    B     $12,695,975.69   B
          1. Available Interest Collections                              $1,490,894.37    B      $1,297,117.12   B
          2. Available Principal Collections                            $13,540,693.74    B     $11,398,858.57   B

II. Receivable Pool Balance
A. Original Principal Pool Balance                                     $700,205,448.34    E    $700,205,448.34   E
B. Principal Pool Balance as of the Beginning of the Collection Period $193,694,124.81    C    $167,506,552.67   C
C. Principal Pool Balance as of the End of the Collection Period       $180,128,687.54    B    $156,034,531.98   B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
          1.  Beginning Class A Balance                                $187,884,016.17    C    $162,482,071.20   C
          2.  Ending Class A Balance                                   $174,725,542.02    B    $151,354,211.13   B
B .  Class B Certificates
          1.  Beginning Class B Balance                                  $5,810,108.64    B      $5,024,481.47   B
          2.  Ending Class B Balance                                     $5,403,145.52    B      $4,680,320.85   B

IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                      $10,503,081.73    E     $10,503,081.73   E
B. Beginning Reserve Account Balance                                     $7,002,054.48    C      $7,002,054.48   C
C. Ending Reserve Account Balance                                        $7,002,054.48    B      $7,002,054.48   B

V. Summary of Cash Disbursements
A. Available Collections                                                $15,031,588.11    B     $12,695,975.69   B
B. Withdrawals from Reserve Account                                              $0.00    B              $0.00   B
C. Total Available Collections                                          $15,031,588.11    B     $12,695,975.69   B
D. Reimbursement of Advance                                                 $43,797.39    B         $37,328.39   B
E. Payment of Servicing Fee                                                $161,411.77    B        $139,588.79   B
F. Interest paid to Class A Certificates                                   $939,420.08    B        $812,410.36   B
G. Interest paid to Class B Certificates                                    $29,776.81    B         $25,750.47   B
H. Principal paid to Class A Certificates                               $13,158,474.15    B     $11,127,860.07   B
I. Principal paid to Class B Certificates                                  $406,963.12    B        $344,160.62   B
J. Remaining Available Collections                                         $291,744.79    B        $208,876.99   B
K. Deposit from Remaining Available Collections to fund Reserve Account          $0.00    B              $0.00   B
L. Remaining Available Collections Released to Seller                      $291,744.79    B        $208,876.99   B

Page 2
                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                        $2,204,205.07    I      $1,884,640.70    B

B.  Reimbursement of Advance
          1. Prior Advance Outstanding                                      $57,818.66    C         $54,851.40    C
          2. Reimbursement of Prior Advance Outstanding from
               Interest Collections                                         $57,818.66    B         $54,851.40    B
          3. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          4. Reimbursement of Prior Advance Outstanding from
               Spread Account                                                    $0.00    B              $0.00    B
          5. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          6. Current Advance                                                $60,047.95    B         $52,768.46    B
          7. Total Advance Outstanding for the Period                       $60,047.95    B         $52,768.46    B

C. Total Reimbursement of Advance paid                                      $57,818.66    B         $54,851.40    B

D . Remaining Available Interest Collections                             $2,146,386.41    I      $1,829,789.30    B

E. Servicing Fee
          1. Current Servicing Fee Accrued                                 $246,272.61    B        $214,622.20    B
          2. Unpaid Servicing Fees From Prior Collection Periods                 $0.00    B              $0.00    C
          3. Total Servicing Fee Due                                       $246,272.61    B        $214,622.20    B
          4. Payment of Servicing Fee from Interest Collections            $246,272.61    B        $214,622.20    B
          5. Payment of Servicing Fee from Rserve Account                        $0.00    B              $0.00    B
          6. This period unpaid Servicing Fee                                    $0.00    B              $0.00    B

F. Total Servicing Fee paid                                                $246,272.61    B        $214,622.20    B

G . Remaining Available Interest Collections                             $1,900,113.80    I      $1,615,167.10    B

H. Class A Interest Distribution Amount
          1. Class A Coupon Rate                                                  6.00%   E               6.00%   E
          2.Class A Monthly Interest                                     $1,433,310.14    B      $1,249,104.79    B
          3.Class A Interest Carryover Shortfall                                 $0.00    B              $0.00    C
          4. Class A Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class A Interest Distributable Amount                       $1,433,310.14    B      $1,249,104.79    B
          6. Payment of Class A Interest Distributable Amount
               from Interest Collections                                 $1,433,310.14    B      $1,249,104.79    B
          7. Payment of Class A Interest Distributable Amount
               from Spread Account                                               $0.00    B              $0.00    B
          8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                         $0.00    B              $0.00    B
          9. This period Class A Interest Carryover Shortfall                    $0.00    B              $0.00    B

I. Total Interest paid to Class A Certificates                           $1,433,310.14    B      $1,249,104.79    B

J. Remaining Available Interest Collections                                $466,803.66    I        $366,062.31    B

K. Class B Interest Distribution Amount
          1. Class B Coupon Rate                                                 6.15%    E              6.15%    E
          2.Class B Monthly Interest                                        $45,433.63    B         $39,594.13    B
          3.Class B Interest Carryover Shortfall                                 $0.00    C              $0.00    C
          4. Class B Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class B Interest Distributable Amount                          $45,433.63    B         $39,594.13    B
          6. Payment of Class B Interest Distributable Amount
               from Interest Collections                                    $45,433.63    B         $39,594.13    B
          7. Payment of Class B Interest Distributable Amount
               from Spread Account                                               $0.00    B              $0.00    B
          8. This period Class B Interest Carryover Shortfall                    $0.00    B              $0.00    B

L. Total Interest paid to Class B Certificates                              $45,433.63    B         $39,594.13    B

M. Remaining Available Interest Collections                                $421,370.03    I        $326,468.18    B

(table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                        $1,658,853.30    B      $1,620,305.26    B

B.  Reimbursement of Advance
          1. Prior Advance Outstanding                                      $49,301.01    B         $47,668.01    C
          2. Reimbursement of Prior Advance Outstanding from Interest
               Collections                                                  $49,301.01    B         $47,668.01    B
          3. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          4. Reimbursement of Prior Advance Outstanding from Spread Account      $0.00    B              $0.00    B
          5. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          6. Current Advance                                                $47,668.01    B         $43,797.39    B
          7. Total Advance Outstanding for the Period                       $47,668.01    B         $43,797.39    B

C. Total Reimbursement of Advance paid                                      $49,301.01    B         $47,668.01    B

D . Remaining Available Interest Collections                             $1,609,552.29    B      $1,572,637.25    B

E. Servicing Fee
          1. Current Servicing Fee Accrued                                 $187,333.74    B        $174,171.37    B
          2. Unpaid Servicing Fees From Prior Collection Periods                 $0.00    C              $0.00    C
          3. Total Servicing Fee Due                                       $187,333.74    B        $174,171.37    B
          4. Payment of Servicing Fee from Interest Collections            $187,333.74    B        $174,171.37    B
          5. Payment of Servicing Fee from Rserve Account                        $0.00    B              $0.00    B
          6. This period unpaid Servicing Fee                                    $0.00    B              $0.00    B

F. Total Servicing Fee paid                                                $187,333.74    B        $174,171.37    B

G . Remaining Available Interest Collections                             $1,422,218.55    B      $1,398,465.88    B

H. Class A Interest Distribution Amount
          1. Class A Coupon Rate                                                  6.00%   E              6.00%    E
          2.Class A Monthly Interest                                     $1,090,285.95    B      $1,013,680.98    B
          3.Class A Interest Carryover Shortfall                                 $0.00    C              $0.00    B
          4. Class A Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class A Interest Distributable Amount                       $1,090,285.95    B      $1,013,680.98    B
          6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                      $1,090,285.95    B      $1,013,680.98    B
          7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          8. Payment of Class A Interest Distributable Amount from Class
               B Percentage of Available Principal                               $0.00    B              $0.00    B
          9. This period Class A Interest Carryover Shortfall                    $0.00    B              $0.00    B

I. Total Interest paid to Class A Certificates                           $1,090,285.95    B      $1,013,680.98    B

J. Remaining Available Interest Collections                                $331,932.60    B        $384,784.90    B

K. Class B Interest Distribution Amount
          1. Class B Coupon Rate                                                  6.15%   E               6.15%    E
          2.Class B Monthly Interest                                        $34,559.41    B         $32,130.95    B
          3.Class B Interest Carryover Shortfall                                 $0.00    C              $0.00    B
          4. Class B Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class B Interest Distributable Amount                          $34,559.41    B         $32,130.95    B
          6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                         $34,559.41    B         $32,130.95    B
          7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          8. This period Class B Interest Carryover Shortfall                    $0.00    B              $0.00    B

L. Total Interest paid to Class B Certificates                              $34,559.41    B         $32,130.95    B

M. Remaining Available Interest Collections                                $297,373.19    B        $352,653.95    B

(table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                        $1,490,894.37    B      $1,297,117.12    B

B.  Reimbursement of Advance
          1. Prior Advance Outstanding                                      $43,797.39    C         $37,328.39    B
          2. Reimbursement of Prior Advance Outstanding from Interest
               Collections                                                  $43,797.39    B         $37,328.39    B
          3. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          4. Reimbursement of Prior Advance Outstanding from
               Spread Account                                                    $0.00    B              $0.00    B
          5. Remaining Prior Advance Outstanding                                 $0.00    B              $0.00    B
          6. Current Advance                                                $40,947.83    B         $55,729.34    B
          7. Total Advance Outstanding for the Period                       $40,947.83    B         $55,729.34    B

C. Total Reimbursement of Advance paid                                      $43,797.39    B         $37,328.39    B

D . Remaining Available Interest Collections                             $1,447,096.98    B      $1,259,788.73    B

E. Servicing Fee
          1. Current Servicing Fee Accrued                                 $161,411.77    B        $139,588.79    B
          2. Unpaid Servicing Fees From Prior Collection Periods                 $0.00    C              $0.00    C
          3. Total Servicing Fee Due                                       $161,411.77    B        $139,588.79    B
          4. Payment of Servicing Fee from Interest Collections            $161,411.77    B        $139,588.79    B
          5. Payment of Servicing Fee from Rserve Account                        $0.00    B              $0.00    B
          6. This period unpaid Servicing Fee                                    $0.00    B              $0.00    B

F. Total Servicing Fee paid                                                $161,411.77    B        $139,588.79    B

G . Remaining Available Interest Collections                             $1,285,685.21    B      $1,120,199.94    B

H. Class A Interest Distribution Amount
          1. Class A Coupon Rate                                                  6.00%   E               6.00%   E
          2.Class A Monthly Interest                                       $939,420.08    B        $812,410.36    B
          3.Class A Interest Carryover Shortfall                                 $0.00    B              $0.00    C
          4. Class A Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class A Interest Distributable Amount                         $939,420.08    B        $812,410.36    B
          6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                        $939,420.08    B        $812,410.36    B
          7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                         $0.00    B              $0.00    B
          9. This period Class A Interest Carryover Shortfall                    $0.00    B              $0.00    B

I. Total Interest paid to Class A Certificates                             $939,420.08    B        $812,410.36    B

J. Remaining Available Interest Collections                                $346,265.13    B        $307,789.58    B

K. Class B Interest Distribution Amount
          1. Class B Coupon Rate                                                 6.15%    E               6.15%   E
          2.Class B Monthly Interest                                        $29,776.81    B         $25,750.47    B
          3.Class B Interest Carryover Shortfall                                 $0.00    B              $0.00    C
          4. Class B Interest on Interest Carryover Shortfall                    $0.00    B              $0.00    B
          5. Class B Interest Distributable Amount                          $29,776.81    B         $25,750.47    B
          6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                         $29,776.81    B         $25,750.47    B
          7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          8. This period Class B Interest Carryover Shortfall                    $0.00    B              $0.00    B

L. Total Interest paid to Class B Certificates                              $29,776.81    B         $25,750.47    B

M. Remaining Available Interest Collections                                $316,488.32    B        $282,039.11    B

Page 3

                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
          1. Available Principal Collections                            $20,353,426.91    B     $16,030,104.20    B
          2. Net Principal Losses                                           $90,415.18    B        $125,782.33    B
          3. Total (1 + 2)                                              $20,443,842.09    B     $16,155,886.53    B

B. Total Available Collections
          1. Remaining Available Principal Collections                   $20,353,426.91   B     $16,030,104.20    B
          2. Remaining Available Interest Collections                       $421,370.03   I        $326,468.18    B
          3. Total (1 + 2)                                               $20,774,796.94   B     $16,356,572.38    B


C. Class A Percentage of Principal Distribution Amount                            97.00%  E              97.00%    E

D. Class A Principal Distribution Amount
          1. Beginning Class A Principal Balance                        $286,662,027.33   B     $249,820,957.46   B
          2. Class A Monthly Principal                                   $19,830,526.83   B      $15,671,209.93   B
          3. Class A Principal Carryover Shortfall                                $0.00   B               $0.00   B
          4. Total Class A Principal Distribution Amount                 $19,830,526.83   B      $15,671,209.93   B
          5. Payment of Class A Principal Distribution Amount from
               Available Collections                                     $19,830,526.83   B      $15,671,209.93   B
          6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                     $0.00   B               $0.00   B
          7. Class A Principal Carryover Shortfall for the Period                 $0.00   B               $0.00   B
          8. Ending Class A Principal Balance                           $266,831,500.50   B     $234,149,747.53   B

E. Total Principal paid to Class A Certificates                          $19,830,526.83   B      $15,671,209.93   B

F. Remaining Available Collections                                          $944,270.11   I         $685,362.45   B

G. Class B Percentage of Principal Distribution Amount                             3.00%  B                3.00%  B

H. Class B Principal Distribution Amount
          1. Beginning Class B Principal Balance                          $8,865,098.67   B       $7,725,684.14   B
          2. Class B Monthly Principal                                      $613,315.26   B         $484,676.60   B
          3. Class B Percentage of Available Principal used to
               pay Class A Interest                                               $0.00   B               $0.00   B
          3. Class B Principal Carryover Shortfall                                $0.00   C               $0.00   B
          4. Total Class B Principal Distribution Amount                    $613,315.26   B         $484,676.60   B
          5. Payment of Class B Principal Distribution Amount
               from Available Collections                                   $613,315.26   B         $484,676.60   B
          6. Payment of Class B Principal Distribution Amount
               from Spread Account                                                $0.00   B               $0.00   B
          7.  Class B Principal Carryover Shortfall for the Period                $0.00   B               $0.00   B
          8. Ending Class B Principal Balance                             $8,251,783.41   B       $7,241,007.54   B

I. Total Principal paid to Class B Certificates                             $613,315.26   B         $484,676.60   B

J. Remaining Available Collections                                          $330,954.85   B         $200,685.85   B

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
          1. Available Principal Collections                            $15,826,115.14    B     $15,305,283.10    J
          2. Net Principal Losses                                          ($31,275.17)   B          $6,241.72    J
          3. Total (1 + 2)                                              $15,794,839.97    B     $15,311,524.82    B

B. Total Available Collections
          1. Remaining Available Principal Collections                  $15,826,115.14    B     $15,305,283.10    J
          2. Remaining Available Interest Collections                      $297,373.19    B        $352,653.95    B
          3. Total (1 + 2)                                              $16,123,488.33    B     $15,657,937.05    J


C. Class A Percentage of Principal Distribution Amount                           97.00%   E              97.00%   E

D. Class A Principal Distribution Amount
          1. Beginning Class A Principal Balance                       $218,057,190.02    B    $202,736,195.25    B
          2. Class A Monthly Principal                                  $15,320,994.77    B     $14,852,179.08    B
          3. Class A Principal Carryover Shortfall                               $0.00    B              $0.00    B
          4. Total Class A Principal Distribution Amount                $15,320,994.77    B     $14,852,179.08    B
          5. Payment of Class A Principal Distribution Amount from
               Available Collections                                    $15,320,994.77    B     $14,852,179.08    B
          6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          7. Class A Principal Carryover Shortfall for the Period                $0.00    B              $0.00    B
          8. Ending Class A Principal Balance                          $202,736,195.25    B    $187,884,016.17    B

E. Total Principal paid to Class A Certificates                         $15,320,994.77    B     $14,852,179.08    B

F. Remaining Available Collections                                         $802,493.56    B        $805,757.97    J

G. Class B Percentage of Principal Distribution Amount                            3.00%   B               3.00%   B

H. Class B Principal Distribution Amount
          1. Beginning Class B Principal Balance                         $6,743,299.58    B      $6,269,454.38    B
          2. Class B Monthly Principal                                     $473,845.20    B        $459,345.74    B
          3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                  $0.00    B              $0.00    B
          3. Class B Principal Carryover Shortfall                               $0.00    B              $0.00    B
          4. Total Class B Principal Distribution Amount                   $473,845.20    B        $459,345.74    B
          5. Payment of Class B Principal Distribution Amount from
               Available Collections                                       $473,845.20    B        $459,345.74    B
          6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          7.  Class B Principal Carryover Shortfall for the Period               $0.00    B              $0.00    B
          8. Ending Class B Principal Balance                            $6,269,454.38    B      $5,810,108.64    B

I. Total Principal paid to Class B Certificates                            $473,845.20    B        $459,345.74    B

J. Remaining Available Collections                                         $328,648.36    B        $346,412.23    J

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
          1. Available Principal Collections                            $13,540,693.74    B     $11,398,858.57    B
          2. Net Principal Losses                                           $24,743.53    B         $73,162.12    B
          3. Total (1 + 2)                                              $13,565,437.27    B     $11,472,020.69    B

B. Total Available Collections
          1. Remaining Available Principal Collections                  $13,540,693.74    B     $11,398,858.57    B
          2. Remaining Available Interest Collections                      $316,488.32    B        $282,039.11    B
          3. Total (1 + 2)                                              $13,857,182.06    B     $11,680,897.68    B


C. Class A Percentage of Principal Distribution Amount                           97.00%   E              97.00%   E

D. Class A Principal Distribution Amount
          1. Beginning Class A Principal Balance                       $187,884,016.17    B    $162,482,071.20    B
          2. Class A Monthly Principal                                  $13,158,474.15    B     $11,127,860.07    B
          3. Class A Principal Carryover Shortfall                               $0.00    B              $0.00    B
          4. Total Class A Principal Distribution Amount                $13,158,474.15    B     $11,127,860.07    B
          5. Payment of Class A Principal Distribution Amount from
               Available Collections                                    $13,158,474.15    B     $11,127,860.07    B
          6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          7. Class A Principal Carryover Shortfall for the Period                $0.00    B              $0.00    B
          8. Ending Class A Principal Balance                          $174,725,542.02    B    $151,354,211.13    B

E. Total Principal paid to Class A Certificates                         $13,158,474.15    B     $11,127,860.07    B

F. Remaining Available Collections                                         $698,707.91    B        $553,037.61    B

G. Class B Percentage of Principal Distribution Amount                            3.00%   B               3.00%   B

H. Class B Principal Distribution Amount
          1. Beginning Class B Principal Balance                         $5,810,108.64    B      $5,024,481.47    B
          2. Class B Monthly Principal                                     $406,963.12    B        $344,160.62    B
          3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                  $0.00    B              $0.00    B
          3. Class B Principal Carryover Shortfall                               $0.00    B              $0.00    B
          4. Total Class B Principal Distribution Amount                   $406,963.12    B        $344,160.62    B
          5. Payment of Class B Principal Distribution Amount from
               Available Collections                                       $406,963.12    B        $344,160.62    B
          6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                    $0.00    B              $0.00    B
          7.  Class B Principal Carryover Shortfall for the Period               $0.00    B              $0.00    B
          8. Ending Class B Principal Balance                            $5,403,145.52    B      $4,680,320.85    B

I. Total Principal paid to Class B Certificates                            $406,963.12    B        $344,160.62    B

J. Remaining Available Collections                                         $291,744.79    B        $208,876.99    B

Page 4
                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
          1.  Floor Amount = min(1.00% of Initial Pool Balance,
                Ending Pool Balance)                                     $7,002,054.48    B      $7,002,054.48    B
          2.  Maximum Amount = 2% of Ending Pool Balance                 $5,501,665.68    B      $4,827,815.10    B
          3.  Reserve Account Amount (Max: 1.or 2.)                      $7,002,054.48    B      $7,002,054.48    B

B. Reserve Account Triggers
          1.  Average Three Period Delinquency Percentage                         0.10%   B               0.11%   B
          2.  Delinquency Percentage Trigger                                      1.25%   E               1.25%   E
          3.  Average Three Period Charge Off Rate                                0.28%   B               0.38%   B
          4.  Charge Off Rate Trigger                                             1.25%   E               1.25%   E
          5.  Required Reserve Account Percentage Specified                       4.00%   E               4.00%   E
          6.  Reserve Account Trigger Amount (if 1. > 2. or 3. B 4.
                then 4% of Ending Pool Balance, else 0)                          $0.00    B              $0.00    B

C.  Required Reserve Account Amount for Next Period (Max: A or B)        $7,002,054.48    B      $7,002,054.48    B

D. Remaining Available Collections                                         $330,954.85    I        $200,685.85    B

E. Reserve Account Activity
          1. Beginning Reserve Account Balance                           $7,002,054.48    B      $7,002,054.48    B
          2. Withdrawal from Reserve Account to pay Servicer Advance             $0.00    B              $0.00    B
          3. Withdrawal from Reserve Account to pay Servicing Fee                $0.00    B              $0.00    B
          4. Withdrawal from Reserve Account to pay Class A Interest             $0.00    B              $0.00    B
          5. Withdrawal from Reserve Account to pay Class B Interest             $0.00    B              $0.00    B
          6. Withdrawal from Reserve Account to pay Class A Principal            $0.00    B              $0.00    B
          7. Withdrawal from Reserve Account to pay Class B Principal            $0.00    B              $0.00    B
          8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                   $0.00    B              $0.00    B
          9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                  $0.00    B              $0.00    B
          10. Ending Reserve Account Balance                             $7,002,054.48    B      $7,002,054.48    B

(table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
          1.  Floor Amount = min(1.00% of Initial Pool Balance,
                Ending Bool Balance)                                     $7,002,054.48    B      $7,002,054.48    B
          2.  Maximum Amount = 2% of Ending Pool Balance                 $4,180,112.99    B      $3,873,882.50    B
          3.  Reserve Account Amount (Max: 1.or 2.)                      $7,002,054.48    B      $7,002,054.48    B

B. Reserve Account Triggers
          1.  Average Three Period Delinquency Percentage                         0.09%   B               0.10%   B
          2.  Delinquency Percentage Trigger                                      1.25%   E               1.25%   E
          3.  Average Three Period Charge Off Rate                                0.19%   B               0.00%   B
          4.  Charge Off Rate Trigger                                             1.25%   E               1.25%   E
          5.  Required Reserve Account Percentage Specified                       4.00%   E               4.00%   E
          6.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4.
                then 4% of Ending Balance, else 0)                               $0.00    B              $0.00    B

C.  Required Reserve Account Amount for Next Period (Max: A or B)        $7,002,054.48    B      $7,002,054.48    B

D. Remaining Available Collections                                         $328,648.36    B        $346,412.23    J

E. Reserve Account Activity
          1. Beginning Reserve Account Balance                           $7,002,054.48    B      $7,002,054.48    B
          2. Withdrawal from Reserve Account to pay Servicer Advance             $0.00    B              $0.00    B
          3. Withdrawal from Reserve Account to pay Servicing Fee                $0.00    B              $0.00    B
          4. Withdrawal from Reserve Account to pay Class A Interest             $0.00    B              $0.00    B
          5. Withdrawal from Reserve Account to pay Class B Interest             $0.00    B              $0.00    B
          6. Withdrawal from Reserve Account to pay Class A Principal            $0.00    B              $0.00    B
          7. Withdrawal from Reserve Account to pay Class B Principal            $0.00    B              $0.00    B
          8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                   $0.00    B              $0.00    B
          9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                  $0.00    B              $0.00    B
          10. Ending Reserve Account Balance                             $7,002,054.48    B      $7,002,054.48    B

(table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
          1.  Floor Amount = min(1.00% of Initial Pool Balance,
                Ending Bool Balance)                                     $7,002,054.48    B      $7,002,054.48    B
          2.  Maximum Amount = 2% of Ending Pool Balance                 $3,602,573.75    B      $3,120,690.64    B
          3.  Reserve Account Amount (Max: 1.or 2.)                      $7,002,054.48    B      $7,002,054.48    B

B. Reserve Account Triggers
          1.  Average Three Period Delinquency Percentage                         0.11%   B               0.15%   B
          2.  Delinquency Percentage Trigger                                      1.25%   E               1.25%   E
          3.  Average Three Period Charge Off Rate                                0.01%   B               0.36%   B
          4.  Charge Off Rate Trigger                                             1.25%   E               1.25%   E
          5.  Required Reserve Account Percentage Specified                       4.00%   E               4.00%   E
                then 4% of Ending Balance, else 0)                               $0.00    B              $0.00    B

C.  Required Reserve Account Amount for Next Period (Max: A or B)        $7,002,054.48    B      $7,002,054.48    B

D. Remaining Available Collections                                         $291,744.79    B        $208,876.99    B

E. Reserve Account Activity
          1. Beginning Reserve Account Balance                           $7,002,054.48    B      $7,002,054.48    B
          2. Withdrawal from Reserve Account to pay Servicer Advance             $0.00    B              $0.00    B
          3. Withdrawal from Reserve Account to pay Servicing Fee                $0.00    B              $0.00    B
          4. Withdrawal from Reserve Account to pay Class A Interest             $0.00    B              $0.00    B
          5. Withdrawal from Reserve Account to pay Class B Interest             $0.00    B              $0.00    B
          6. Withdrawal from Reserve Account to pay Class A Principal            $0.00    B              $0.00    B
          7. Withdrawal from Reserve Account to pay Class B Principal            $0.00    B              $0.00    B
          8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                   $0.00    B              $0.00    B
          9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                  $0.00    B              $0.00    B
          10. Ending Reserve Account Balance                             $7,002,054.48    B      $7,002,054.48    B

Page 5

                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
          Delinquency                                                        Principal               Principal
          31-60 days                                                     $1,714,371.39    F      $1,250,856.10    F
          61-90 days                                                       $226,773.24    F        $105,949.00    F
          91-120 days                                                       $77,762.59    F         $64,318.84    F
          Total                                                          $2,018,907.22    B      $1,421,123.94    B

          Delinquency                                                            Units                   Units
          31-60 days                                                               198    F                160    F
          61-90 days                                                                21    F                 18    F
          91-120 days                                                               13    F                  6    F
          Total                                                                    232    B                184    B

B.  Delinquency Percentage
          1.  Outstanding Principal Balance for Delinquency >=60 days      $304,535.83    B        $170,267.84    B
          2.  Portfolio Principal Ending Balance for Collection
                Period                                                 $275,083,283.91    B    $241,390,755.07    B
          3.  Delinquency Percentage (1/2)                                        0.11%   B               0.07%   B
          4.  Outstanding Principal Balance for Delinquency >=90 days       $77,762.59    B         $64,318.84    B
          5.  Portfolio Principal Ending Balance for Collection
                Period                                                 $275,083,283.91    B    $241,390,755.07    B
          6.  Delinquency Percentage (4/5)                                        0.03%   B               0.03%   B

X.  Portfolio Average Delinquency Ratio

A.  Delinquency Ratio for 2 Collection Periods Prior                              0.09%   B               0.11%   B
B.  Delinquency Ratio for Prior Collection Period                                 0.10%   B               0.14%   B
C.  Delinquency Ratio for Current Collection Period                               0.11%   B               0.07%   B
D.  Average Delinquency Ratio ((sum A through C)/3)                               0.10%   B               0.11%   B

XI.  Portfolio Average Net Loss Ratio

          1.  Principal Recoveries of Defaulted Receivable                   $39,511.97   B         $49,367.75    B
          2.  Principal Balance of Defaulted Receivable                     $129,927.15   B        $175,150.08    B
          4.  Average Pool Balance for Collection Period                $285,305,204.96   B    $249,468,698.34    B
          5.  Net Loss Ratio ((2- 1)/3)                                           0.38%   B               0.61%   B

A.  Net Loss Ratio for 2 Collection Periods Prior                                 0.24%   B               0.38%   B
B.  Net Loss Ratio for Prior Collection Period                                    0.20%   B               0.15%   B
C.  Net Loss Ratio for Current Collection Period                                  0.38%   B               0.61%   B
D.  Average Net Loss Ratio ((sum A through C)/3)                                  0.28%   B               0.38%   B

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
          Delinquency                                                         Principal               Principal
          31-60 days                                                      $1,204,621.76   F       $1,125,490.11   F
          61-90 days                                                         $55,299.19   F         $181,685.44   F
          91-120 days                                                        $99,641.75   F          $25,948.28   F
          Total                                                           $1,359,562.70   B       $1,333,123.83   B

          Delinquency                                                             Units                   Units
          31-60 days                                                                169   F                 165   F
          61-90 days                                                                  9   F                  31   F
          91-120 days                                                                14   F                   3   F
          Total                                                                     192   B                 199   B

B.  Delinquency Percentage
          1.  Outstanding Principal Balance for Delinquency >=60 days       $154,940.94   B         $207,633.72   B
          2.  Portfolio Principal Ending Balance for Collection Period  $209,005,649.63   B     $193,694,124.81   B
          3.  Delinquency Percentage (1/2)                                         0.07%  B                0.11%  B
          4.  Outstanding Principal Balance for Delinquency >=90 days        $99,641.75   B          $25,948.28   B
          5.  Portfolio Principal Ending Balance for Collection Period  $209,005,649.63   B     $193,694,124.81   B
          6.  Delinquency Percentage (4/5)                                         0.05%  B                0.01%  B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                               0.07%  B                0.11%  C
B.  Delinquency Ratio for Prior Collection Period                                  0.11%  B                0.07%  C
C.  Delinquency Ratio for Current Collection Period                                0.07%  B                0.11%  B
D.  Average Delinquency Ratio ((sum A through C)/3)                                0.09%  B                0.10%  B

XI.  Portfolio Average Net Loss Ratio
          1.  Principal Recoveries of Defaulted Receivable                   $116,964.22  B          $62,303.66   J
          2.  Principal Balance of Defaulted Receivable                       $85,689.05  B          $68,545.38   B
          4.  Average Pool Balance for Collection Period                 $216,903,069.62  B     $201,349,887.22   B
          5.  Net Loss Ratio ((2- 1)/3)                                            -0.17% B                0.04%  B

A.  Net Loss Ratio for 2 Collection Periods Prior                                   0.61% B                0.15%  B
B.  Net Loss Ratio for Prior Collection Period                                      0.15% B               -0.17%  B
C.  Net Loss Ratio for Current Collection Period                                   -0.17% B                0.04%  B
D.  Average Net Loss Ratio ((sum A through C)/3)                                    0.19% B                0.00%  B

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
          Delinquency                                                        Principal               Principal
          31-60 days                                                       $949,697.87    F        $921,429.31    F
          61-90 days                                                       $209,843.72    F        $228,530.67    F
          91-120 days                                                       $60,801.38    F         $42,967.10    F
          Total                                                          $1,220,342.97    B      $1,192,927.08    B

          Delinquency                                                            Units                   Units
          31-60 days                                                               128    F                144    F
          61-90 days                                                                32    F                 35    F
          91-120 days                                                               13    F                  7    F
          Total                                                                    173    B                186    B

B.  Delinquency Percentage
          1.  Outstanding Principal Balance for Delinquency >=60 days      $270,645.10    B        $271,497.77    B
          2.  Portfolio Principal Ending Balance for Collection
                Period                                                 $180,128,687.54    B    $156,034,531.98    B
          3.  Delinquency Percentage (1/2)                                        0.15%   B               0.17%   B
          4.  Outstanding Principal Balance for Delinquency >=90 days       $60,801.38    B         $42,967.10    B
          5.  Portfolio Principal Ending Balance for Collection
                Period                                                 $180,128,687.54    B    $156,034,531.98    B
          6.  Delinquency Percentage (4/5)                                        0.03%   B               0.03%   B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                              0.07%   B               0.15%   B
B.  Delinquency Ratio for Prior Collection Period                                 0.11%   B               0.12%   B
C.  Delinquency Ratio for Current Collection Period                               0.15%   B               0.17%   B
D.  Average Delinquency Ratio ((sum A through C)/3)                               0.11%   B               0.15%   B

XI.  Portfolio Average Net Loss Ratio
          1.  Principal Recoveries of Defaulted Receivable                  $47,414.73    B         $50,970.79    B
          2.  Principal Balance of Defaulted Receivable                     $72,158.26    B        $124,132.91    B
          4.  Average Pool Balance for Collection Period               $186,911,406.18    B    $161,770,542.33    B
          5.  Net Loss Ratio ((2- 1)/3)                                           0.16%   B               0.54%   B

A.  Net Loss Ratio for 2 Collection Periods Prior                                -0.17%   B               0.16%   B
B.  Net Loss Ratio for Prior Collection Period                                    0.04%   B               0.37%   B
C.  Net Loss Ratio for Current Collection Period                                  0.16%   B               0.54%   B
D.  Average Net Loss Ratio ((sum A through C)/3)                                  0.01%   B               0.36%   B

Page 6

                                                USAA Auto Loan Grantor Trust 1997-1
                               $679,200,000 6.00% Automobile Loan Pass-Through Certificates, Class A
                              $21,005,448.34 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                 FORM OF CERTIFICATEHOLDER REPORT

On December 15, 1999, interest earned and principal paid of the underlying assets for the month of November 1999 were paid to you by the paying agent on behalf of Chase Manhattan Bank, in its capacity as Trustee for the above referenced issue. The following information is being provided pursuant to
Section 14.8 of the Pooling and Servicing Agreement, dated as of October 1,
1997. This payment per dollar current outstanding of your holdings is allocated as follows:

                                                                                              <C
1)  Class A Principal                                                   $19,830,526.83          $15,671,209.93
      Principal Factor                                                       0.0691774               0.0627298

2)  Class A Interest                                                     $1,433,310.14           $1,249,104.79
      Interest Factor                                                        0.0050000               0.0050000
          Total per each individual Class A Certificate                     $21,263.84              $16,920.31

3)  Class B Principal                                                      $613,315.26             $484,676.60
      Principal Factor                                                       0.0691831               0.0627358

4)  Class B Interest                                                        $45,433.63              $39,594.13
      Interest Factor                                                        0.0051250               0.0051250
          Total per each individual Class B Certificate                        $658.75                 $524.27

5) Fees and Compensation paid to Servicer
          (a)  Total                                                       $246,272.61             $214,622.20
          (b)  Per individual Class A and Class B Certificate                  $246.27                 $214.62

6)  The amount deposited into the Reserve Account                                $0.00                   $0.00

7) Aggregate Unreimbursed Advances
          This Month                                                        $60,047.95              $52,768.46
          Previous Month                                                         $0.00                   $0.00
          Change From Previous Month                                        $60,047.95              $52,768.46

8)  (a)  Pool Balance after this payment                               $275,083,283.91         $241,390,755.07
    (b)  Pool Factor after this payment                                      0.3810760               0.3344015

9)  (a)  Available Reserve Account Amount                                $7,002,054.48           $7,002,054.48
    (b)  Percent of Pool Balance                                                  2.37%                   2.72%

10)  Required Reserve Account Amount                                     $7,002,054.48           $7,002,054.48

(table continued)

1)  Class A Principal                                                   $15,320,994.77          $14,852,179.08
      Principal Factor                                                       0.0702614               0.0732586

2)  Class A Interest                                                     $1,090,285.95           $1,013,680.98
      Interest Factor                                                        0.0050000               0.0050000
          Total per each individual Class A Certificate                     $16,411.28                  $23.36

3)  Class B Principal                                                      $473,845.20             $459,345.74
      Principal Factor                                                       0.0702690               0.0732673

4)  Class B Interest                                                        $34,559.41              $32,130.95
      Interest Factor                                                        0.0051250               0.0051250
          Total per each individual Class B Certificate                        $508.40                  $23.40

5) Fees and Compensation paid to Servicer
          (a)  Total                                                       $187,333.74             $174,171.37
          (b)  Per individual Class A and Class B Certificate                  $187.33                 $174.17

6)  The amount deposited into the Reserve Account                                $0.00                   $0.00

7) Aggregate Unreimbursed Advances
          This Month                                                        $47,668.01              $43,797.39
          Previous Month                                                         $0.00                   $0.00
          Change From Previous Month                                        $47,668.01              $43,797.39

8)  (a)  Pool Balance after this payment                               $209,005,649.63         $193,694,124.81
    (b)  Pool Factor after this payment                                      0.2895382               0.2683270

9)  (a) Available Reserve Account Amount                                 $7,002,054.48           $7,002,054.48
    (b) Percent of Pool Balance                                                   3.11%                   3.35%

10)  Required Reserve Account Amount                                     $7,002,054.48           $7,002,054.48

(table continued)

1)  Class A Principal                                                   $13,158,474.15          $11,127,860.07
      Principal Factor                                                       0.0700351               0.0684867

2)  Class A Interest                                                       $939,420.08             $812,410.36
      Interest Factor                                                        0.0050000               0.0050000
          Total per each individual Class A Certificate                         $20.76                  $17.58

3)  Class B Principal                                                      $406,963.12             $344,160.62
      Principal Factor                                                       0.0700440               0.0684967

4)  Class B Interest                                                        $29,776.81              $25,750.47
      Interest Factor                                                        0.0051250               0.0051250
          Total per each individual Class B Certificate                         $20.79                  $17.61

5) Fees and Compensation paid to Servicer

          (a)  Total                                                       $161,411.77             $139,588.79
          (b)  Per individual Class A and Class B Certificate                  $161.41                 $139.59

6)  The amount deposited into the Reserve Account                                $0.00                   $0.00

7) Aggregate Unreimbursed Advances

          This Month                                                        $40,947.83              $55,729.34
          Previous Month                                                         $0.00                   $0.00
          Change From Previous Month                                        $40,947.83              $55,729.34

8)  (a)  Pool Balance after this payment                               $180,128,687.54         $156,034,531.98
     (b)  Pool Factor after this payment                                     0.2495347               0.2161569

9)  (a) Available Reserve Account Amount                                 $7,002,054.48           $7,002,054.48
     (b) Percent of Pool Balance                                                  3.62%                   4.18%

10)  Required Reserve Account Amount                                     $7,002,054.48           $7,002,054.48