Form 10-K
period 1998-12-31
USAA FEDERAL SAVINGS BANK
filed 2000-04-28
CIK 908392

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-59047

                 USAA AUTO LOAN GRANTOR TRUST 1998-1 (Issuer)
              USAA FEDERAL SAVINGS BANK (Originator of the Trust)
            (Exact name of registrant as specified in its charter)

      UNITED STATES                                          74-6468438
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  10750 McDermott Freeway, San Antonio, Texas                  78288
(Address of principal executive offices)                     (Zip Code)

                              (210) 498-7479
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

USAA Auto Loan Grantor Trust 1998-1 had less than 300 certificates outstanding as of December 30, 1999. These certificates represent the Class A and Class B of certificates of USAA Auto Loan Grantor Trust 1998-1.

         The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                      USAA AUTO LOAN GRANTOR TRUST 1998-1
                           USAA FEDERAL SAVINGS BANK

                                    PART I

ITEM 2.  PROPERTIES

         USAA Auto Loan Grantor Trust 1998-1 (the Trust) was formed pursuant to a Pooling and Servicing Agreement dated as of July 1, 1998 between USAA Federal Savings Bank as Seller and Servicer, and Chase Manhattan Bank, New York, as Trustee.

         The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 5.80% Automobile Loan Pass-Through Certificates, Class A, and 6.15% Automobile Loan Pass-Through Certificates, Class B (the Certificates), and engaging in related transactions.

         The property of the Trust consists of the Receivables  described above.
A  summary  of  Receivable   activity  and   delinquency   information   follows
(unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           53,047   $699,554,444.69
  July 1, 1998
Prepayments                                 5,982    $146,986,485.27
Repossessions                               64       $    873,303.42
Receivables outstanding,                    47,001   $551,694,656.00
 December 31, 1998


Delinquent Receivables as of December 31, 1998:

                                            Units    ($ in 000's)

31-60 days                                  175      $1,892,797.88
61-90 days                                  39       $  428,460.37
91 days or more                             12       $  177,657.75
  Total                                     226      $2,498,916.00

         Losses on repossessions for the period ending December 31, 1998 were approximately $873,303.42 on 64 Receivables.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1998, there were 18 direct and indirect participants in The Depository Trust Company holding positions in the Certificates. The principal markets in which the Certificates are traded are the U.S. domestic capital markets.


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

                                  EXHIBIT "A"

                               AGGREGATE REPORT


Page 1                          USAA Auto Loan Grantor Trust 1998-1
         $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT


Collection Period # Beginning Date                                                                  07/01/98          08/01/98
Collection Period # End Date                                                                        07/31/98          08/31/98
Distribution Date                                                                                   08/17/98          09/15/98

I.  Available Amount in the Certificate Account
A.  Credits
         1.  Payments from Obligors Applied to Collection Period
                 a.  Principal Payments                                                       $23,485,840.60    $24,636,491.01
                 b.  Interest Payments                                                         $4,848,091.10     $4,892,695.60
                 c.  Total (a+b)                                                              $28,333,931.70    $29,529,186.61
         2.  Repurchase Amount From Repurchased Receivable
                 a.  Principal Payments                                                                $0.00             $0.00
                 b.  Interest Payments                                                                 $0.00             $0.00
                 c.  Total (a+b)                                                                       $0.00             $0.00
         3.  Recovery of Defaulted Receivable
                 a. Principal Recovery Amount                                                          $0.00             $0.00
                 b. Principal Balance of Defaulted Receivable                                          $0.00        $89,690.81
                 c. Net Principal loss                                                                 $0.00        $89,690.81
         4.  Advance by Servicer                                                                  $81,072.71        $86,699.07
         5.  Investment Earnings on Certificate Account (as of month end)                              $0.00        $81,536.08
         6.  Overpayment from Obligors                                                                 $0.00             $0.00
         7.  Net Adjustments
                 a. to Interest Collections                                                            $0.00             $0.00
                 b. to Principal Collections                                                           $0.00             $0.00
         8.  Total Credits (sum 1 through 7)                                                  $28,415,004.41    $29,697,421.76
B.  Debits
         1.  Overpayment from Obligors                                                                 $0.00             $0.00
         2.  Total Debits                                                                              $0.00             $0.00
C.  Total Collections (A-B)                                                                   $28,415,004.41    $29,697,421.76
         1. Available Interest Collections                                                     $4,929,163.81     $5,060,930.75
         2. Available Principal Collections                                                   $23,485,840.60    $24,636,491.01

II. Receivable Pool Balance
A. Original Principal Pool Balance                                                           $699,554,444.69   $699,554,444.69
B. Principal Pool Balance as of the Beginning of the Collection Period                       $699,554,444.69   $676,068,604.09
C. Principal Pool Balance as of the End of the Collection Period                             $676,068,604.09   $651,342,422.27

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
         1.  Beginning Class A Balance                                                       $673,320,000.00   $650,714,917.13
         2.  Ending Class A Balance                                                          $650,714,917.13   $626,916,007.88
B.  Class B Certificates
         1.  Beginning Class B Balance                                                        $26,234,444.00    $25,353,686.27
         2.  Ending Class B Balance                                                           $25,353,686.27    $24,426,413.70
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                                             $5,246,658.00     $5,246,658.00
B. Beginning Reserve Account Balance                                                           $5,246,658.00     $6,204,028.24
C. Ending Reserve Account Balance                                                              $6,204,028.24     $7,255,745.23
V. Summary of Cash Disbursements
A. Available Collections                                                                      $28,415,004.41    $29,697,421.76
B. Withdrawals from Reserve Account                                                                    $0.00             $0.00
C. Total Available Collections                                                                $28,415,004.41    $29,697,421.76
D. Reimbursement of Advance                                                                            $0.00        $81,072.71
E. Payment of Servicing Fee                                                                      $582,962.04       $563,390.50
F. Interest paid to Class A Certificates                                                       $3,254,380.00     $3,145,122.10
G. Interest paid to Class B Certificates                                                         $134,451.53       $129,937.64
H. Principal paid to Class A Certificates                                                     $22,605,082.87    $23,798,909.25
I. Principal paid to Class B Certificates                                                        $880,757.73       $927,272.57
J. Remaining Available Collections                                                               $957,370.24     $1,051,716.99
K. Deposit from Remaining Available Collections to fund Reserve Account                          $957,370.24     $1,051,716.99
L. Remaining Available Collections Released to Seller                                                  $0.00             $0.00

(table continued)

Collection Period # Beginning Date                                                                 09/01/98         10/01/98
Collection Period # End Date                                                                       09/30/98         10/31/98
Distribution Date                                                                                  10/15/98         11/15/98

I.  Available Amount in the Certificate Account
A.  Credits
         1.  Payments from Obligors Applied to Collection Period
                 a.  Principal Payments                                                      $24,051,686.05   $24,052,476.64
                 b.  Interest Payments                                                        $4,589,203.85    $4,346,897.63
                 c.  Total (a+b)                                                             $28,640,889.90   $28,399,374.27
         2.  Repurchase Amount From Repurchased Receivable
                 a.  Principal Payments                                                               $0.00            $0.00
                 b.  Interest Payments                                                                $0.00            $0.00
                 c.  Total (a+b)                                                                      $0.00            $0.00
         3.  Recovery of Defaulted Receivable
                 a. Principal Recovery Amount                                                    $16,505.00       $72,370.18
                 b. Principal Balance of Defaulted Receivable                                   $130,151.85      $249,149.07
                 c. Net Principal loss                                                          $113,646.85      $176,778.89
         4.  Advance by Servicer                                                                 $87,349.94       $87,825.96
         5.  Investment Earnings on Certificate Account (as of month end)                       $126,114.41      $122,107.89
         6.  Overpayment from Obligors                                                                $0.00            $0.00
         7.  Net Adjustments
                 a. to Interest Collections                                                           $0.00            $0.00
                 b. to Principal Collections                                                          $0.00            $0.00
         8.  Total Credits (sum 1 through 7)                                                 $28,870,859.25   $28,681,678.30
B.  Debits
         1.  Overpayment from Obligors                                                                $0.00            $0.00
         2.  Total Debits                                                                             $0.00            $0.00
C.  Total Collections (A-B)                                                                  $28,870,859.25   $28,681,678.30
         1. Available Interest Collections                                                    $4,802,668.20    $4,556,831.48
         2. Available Principal Collections                                                  $24,068,191.05   $24,124,846.82

II. Receivable Pool Balance
A. Original Principal Pool Balance                                                          $699,554,444.69  $699,554,444.69
B. Principal Pool Balance as of the Beginning of the Collection Period                      $651,342,422.27  $627,160,584.37
C. Principal Pool Balance as of the End of the Collection Period                            $627,160,584.37  $602,858,958.66

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
         1.  Beginning Class A Balance                                                      $626,916,007.88  $603,641,028.76
         2.  Ending Class A Balance                                                         $603,641,028.76  $580,250,754.07
B.  Class B Certificates
         1.  Beginning Class B Balance                                                       $24,426,413.70   $23,519,554.92
         2.  Ending Class B Balance                                                          $23,519,554.92   $22,608,203.90
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                                            $5,246,658.00    $5,246,658.00
B. Beginning Reserve Account Balance                                                          $7,255,745.23    $7,839,507.30
C. Ending Reserve Account Balance                                                             $7,839,507.30    $7,535,736.98
V. Summary of Cash Disbursements
A. Available Collections                                                                     $28,870,859.25   $28,681,678.30
B. Withdrawals from Reserve Account                                                                   $0.00      $303,770.32
C. Total Available Collections                                                               $28,870,859.25   $28,985,448.62
D. Reimbursement of Advance                                                                      $86,699.07       $87,349.94
E. Payment of Servicing Fee                                                                     $542,785.35      $522,633.82
F. Interest paid to Class A Certificates                                                      $3,030,094.04    $2,917,598.31
G. Interest paid to Class B Certificates                                                        $125,185.37      $120,537.72
H. Principal paid to Class A Certificates                                                    $23,274,979.12   $23,390,274.69
I. Principal paid to Class B Certificates                                                       $906,858.78      $911,351.02
J. Remaining Available Collections                                                              $904,257.52    $1,035,703.12
K. Deposit from Remaining Available Collections to fund Reserve Account                         $583,762.07            $0.00
L. Remaining Available Collections Released to Seller                                           $320,495.46    $1,035,703.12

(table continued)

Collection Period # Beginning Date                                                                 11/01/98        12/01/98
Collection Period # End Date                                                                       11/30/98        12/31/98
Distribution Date                                                                                  12/15/98        01/15/99

I.  Available Amount in the Certificate Account
A.  Credits
         1.  Payments from Obligors Applied to Collection Period
                 a.  Principal Payments                                                      $23,158,391.92  $27,601,599.05
                 b.  Interest Payments                                                        $4,261,322.72   $4,087,927.59
                 c.  Total (a+b)                                                             $27,419,714.64  $31,689,526.64
         2.  Repurchase Amount From Repurchased Receivable
                 a.  Principal Payments                                                               $0.00           $0.00
                 b.  Interest Payments                                                                $0.00           $0.00
                 c.  Total (a+b)                                                                      $0.00           $0.00
         3.  Recovery of Defaulted Receivable
                 a. Principal Recovery Amount                                                    $43,056.01      $87,039.52
                 b. Principal Balance of Defaulted Receivable                                   $200,770.60     $203,541.09
                 c. Net Principal loss                                                          $157,714.59     $116,501.57
         4.  Advance by Servicer                                                                 $89,929.52      $94,126.07
         5.  Investment Earnings on Certificate Account (as of month end)                       $112,514.83     $122,752.56
         6.  Overpayment from Obligors                                                                $0.00           $0.00
         7.  Net Adjustments
                 a. to Interest Collections                                                           $0.00           $0.00
                 b. to Principal Collections                                                          $0.00           $0.00
         8.  Total Credits (sum 1 through 7)                                                 $27,665,215.00  $31,993,444.79
B.  Debits
         1.  Overpayment from Obligors                                                                $0.00           $0.00
         2.  Total Debits                                                                             $0.00           $0.00
C.  Total Collections (A-B)                                                                  $27,665,215.00  $31,993,444.79
         1. Available Interest Collections                                                    $4,463,767.07   $4,304,806.22
         2. Available Principal Collections                                                  $23,201,447.93  $27,688,638.57

II. Receivable Pool Balance
A. Original Principal Pool Balance                                                          $699,554,444.69 $699,554,444.69
B. Principal Pool Balance as of the Beginning of the Collection Period                      $602,858,958.66 $579,499,796.14
C. Principal Pool Balance as of the End of the Collection Period                            $579,499,796.14 $551,694,656.00

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
         1.  Beginning Class A Balance                                                      $580,250,754.07 $557,767,598.65
         2.  Ending Class A Balance                                                         $557,767,598.65 $531,005,197.09
B.  Class B Certificates
         1.  Beginning Class B Balance                                                       $22,608,203.90  $21,732,196.80
         2.  Ending Class B Balance                                                          $21,732,196.80  $20,689,458.22
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                                            $5,246,658.00   $5,246,658.00
B. Beginning Reserve Account Balance                                                          $7,535,736.98   $7,243,747.45
C. Ending Reserve Account Balance                                                             $7,243,747.45   $6,896,183.20
V. Summary of Cash Disbursements
A. Available Collections                                                                     $27,665,215.00  $31,993,444.79
B. Withdrawals from Reserve Account                                                             $291,989.53     $347,564.25
C. Total Available Collections                                                               $27,957,204.53  $32,341,009.04
D. Reimbursement of Advance                                                                      $87,825.96      $89,929.52
E. Payment of Servicing Fee                                                                     $502,382.47     $482,916.50
F. Interest paid to Class A Certificates                                                      $2,804,545.31   $2,695,876.73
G. Interest paid to Class B Certificates                                                        $115,867.04     $111,377.51
H. Principal paid to Class A Certificates                                                    $22,483,155.42  $26,762,401.56
I. Principal paid to Class B Certificates                                                       $876,007.10   $1,042,738.58
J. Remaining Available Collections                                                            $1,087,421.23   $1,155,768.64
K. Deposit from Remaining Available Collections to fund Reserve Account                               $0.00           $0.00
L. Remaining Available Collections Released to Seller                                         $1,087,421.23   $1,155,768.64



Page 2                          USAA Auto Loan Grantor Trust 1998-1
               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                             $4,929,163.81     $5,060,930.75

B.  Reimbursement of Advance
         1. Prior Advance Outstanding                                                                 $0.00        $81,072.71
         2. Reimbursement of Prior Advance Outstanding from Interest Collections                      $0.00        $81,072.71
         3. Remaining Prior Advance Outstanding                                                       $0.00             $0.00
         4. Reimbursement of Prior Advance Outstanding from Spread Account                            $0.00             $0.00
         5. Remaining Prior Advance Outstanding                                                       $0.00             $0.00
         6. Current Advance                                                                      $81,072.71        $86,699.07
         7. Total Advance Outstanding for the Period                                             $81,072.71        $86,699.07

C. Total Reimbursement of Advance paid                                                                $0.00        $81,072.71

D . Remaining Available Interest Collections                                                  $4,929,163.81     $4,979,858.04

E. Servicing Fee
         1. Current Servicing Fee Accrued                                                       $582,962.04       $563,390.50
         2. Unpaid Servicing Fees From Prior Collection Periods                                       $0.00             $0.00
         3. Total Servicing Fee Due                                                             $582,962.04       $563,390.50
         4. Payment of Servicing Fee from Interest Collections                                  $582,962.04       $563,390.50
         5. Payment of Servicing Fee from Reserve Account                                             $0.00             $0.00
         6. This period unpaid Servicing Fee                                                          $0.00             $0.00

F. Total Servicing Fee paid                                                                     $582,962.04       $563,390.50

G. Remaining Available Interest Collections                                                   $4,346,201.77     $4,416,467.54

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                                        5.80%             5.80%
         2. Class A Monthly Interest                                                          $3,254,380.00     $3,145,122.10
         3. Class A Interest Carryover Shortfall                                                      $0.00             $0.00
         4. Class A Interest on Interest Carryover Shortfall                                          $0.00             $0.00
         5. Class A Interest Distributable Amount                                             $3,254,380.00     $3,145,122.10
         6. Payment of Class A Interest Distributable Amount from Interest Collections        $3,254,380.00     $3,145,122.10
         7. Payment of Class A Interest Distributable Amount from Spread Account                      $0.00             $0.00
         8. Payment of Class A Interest Distributable Amount from Class B Percentage
              of Available Principal                                                                 ($0.00)           ($0.00)
         9. This period Class A Interest Carryover Shortfall                                          $0.00             $0.00

I. Total Interest paid to Class A Certificates                                                $3,254,380.00     $3,145,122.10

J. Remaining Available Interest Collections                                                   $1,091,821.77     $1,271,345.44

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                                        6.15%             6.15%
         2.  Class B Monthly Interest                                                           $134,451.53       $129,937.64
         3.  Class B Interest Carryover Shortfall                                                     $0.00             $0.00
         4. Class B Interest on Interest Carryover Shortfall                                          $0.00             $0.00
         5. Class B Interest Distributable Amount                                               $134,451.53       $129,937.64
         6. Payment of Class B Interest Distributable Amount from Interest Collections          $134,451.53       $129,937.64
         7. Payment of Class B Interest Distributable Amount from Spread Account                      $0.00             $0.00
         8. This period Class B Interest Carryover Shortfall                                          $0.00             $0.00

L. Total Interest paid to Class B Certificates                                                  $134,451.53       $129,937.64

M. Remaining Available Interest Collections                                                     $957,370.24     $1,141,407.80

(table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                           $4,802,668.20    $4,556,831.48

B. Reimbursement of Advance
         1. Prior Advance Outstanding                                                          $86,699.07       $87,349.94
         2. Reimbursement of Prior Advance Outstanding from Interest Collections               $86,699.07       $87,349.94
         3. Remaining Prior Advance Outstanding                                                     $0.00            $0.00
         4. Reimbursement of Prior Advance Outstanding from Spread Account                          $0.00            $0.00
         5. Remaining Prior Advance Outstanding                                                     $0.00            $0.00
         6. Current Advance                                                                    $87,349.94       $87,825.96
         7. Total Advance Outstanding for the Period                                           $87,349.94       $87,825.96

C. Total Reimbursement of Advance paid                                                         $86,699.07       $87,349.94

D. Remaining Available Interest Collections                                                 $4,715,969.13    $4,469,481.54

E. Servicing Fee
         1. Current Servicing Fee Accrued                                                     $542,785.35      $522,633.82
         2. Unpaid Servicing Fees From Prior Collection Periods                                     $0.00            $0.00
         3. Total Servicing Fee Due                                                           $542,785.35      $522,633.82
         4. Payment of Servicing Fee from Interest Collections                                $542,785.35      $522,633.82
         5. Payment of Servicing Fee from Reserve Account                                           $0.00            $0.00
         6. This period unpaid Servicing Fee                                                        $0.00            $0.00

F. Total Servicing Fee paid                                                                   $542,785.35      $522,633.82

G. Remaining Available Interest Collections                                                 $4,173,183.78    $3,946,847.72

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                                      5.80%            5.80%
         2. Class A Monthly Interest                                                        $3,030,094.04    $2,917,598.31
         3. Class A Interest Carryover Shortfall                                                    $0.00            $0.00
         4. Class A Interest on Interest Carryover Shortfall                                        $0.00            $0.00
         5. Class A Interest Distributable Amount                                           $3,030,094.04    $2,917,598.31
         6. Payment of Class A Interest Distributable Amount from Interest Collections      $3,030,094.04    $2,917,598.31
         7. Payment of Class A Interest Distributable Amount from Spread Account                    $0.00            $0.00
         8. Payment of Class A Interest Distributable Amount from Class B Percentage
              of Available Principal                                                               ($0.00)          ($0.00)
         9. This period Class A Interest Carryover Shortfall                                        $0.00            $0.00

I. Total Interest paid to Class A Certificates                                              $3,030,094.04    $2,917,598.31

J. Remaining Available Interest Collections                                                 $1,143,089.74    $1,029,249.41

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                                      6.15%            6.15%
         2.  Class B Monthly Interest                                                         $125,185.37      $120,537.72
         3.  Class B Interest Carryover Shortfall                                                   $0.00            $0.00
         4. Class B Interest on Interest Carryover Shortfall                                        $0.00            $0.00
         5. Class B Interest Distributable Amount                                             $125,185.37      $120,537.72
         6. Payment of Class B Interest Distributable Amount from Interest Collections        $125,185.37      $120,537.72
         7. Payment of Class B Interest Distributable Amount from Spread Account                    $0.00            $0.00
         8. This period Class B Interest Carryover Shortfall                                        $0.00            $0.00

L. Total Interest paid to Class B Certificates                                                $125,185.37      $120,537.72

M. Remaining Available Interest Collections                                                 $1,017,904.37      $908,711.69

(table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                           $4,463,767.07   $4,304,806.22

B.  Reimbursement of Advance
         1. Prior Advance Outstanding                                                          $87,825.96      $89,929.52
         2. Reimbursement of Prior Advance Outstanding from Interest Collections               $87,825.96      $89,929.52
         3. Remaining Prior Advance Outstanding                                                     $0.00           $0.00
         4. Reimbursement of Prior Advance Outstanding from Spread Account                          $0.00           $0.00
         5. Remaining Prior Advance Outstanding                                                     $0.00           $0.00
         6. Current Advance                                                                    $89,929.52      $94,126.07
         7. Total Advance Outstanding for the Period                                           $89,929.52      $94,126.07

C. Total Reimbursement of Advance paid                                                         $87,825.96      $89,929.52

D. Remaining Available Interest Collections                                                 $4,375,941.11   $4,214,876.70

E. Servicing Fee
         1. Current Servicing Fee Accrued                                                     $502,382.47     $482,916.50
         2. Unpaid Servicing Fees From Prior Collection Periods                                     $0.00           $0.00
         3. Total Servicing Fee Due                                                           $502,382.47     $482,916.50
         4. Payment of Servicing Fee from Interest Collections                                $502,382.47     $482,916.50
         5. Payment of Servicing Fee from Reserve Account                                           $0.00           $0.00
         6. This period unpaid Servicing Fee                                                        $0.00           $0.00

F. Total Servicing Fee paid                                                                   $502,382.47     $482,916.50

G. Remaining Available Interest Collections                                                 $3,873,558.64   $3,731,960.20

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                                      5.80%           5.80%
         2. Class A Monthly Interest                                                        $2,804,545.31   $2,695,876.73
         3. Class A Interest Carryover Shortfall                                                    $0.00           $0.00
         4. Class A Interest on Interest Carryover Shortfall                                        $0.00           $0.00
         5. Class A Interest Distributable Amount                                           $2,804,545.31   $2,695,876.73
         6. Payment of Class A Interest Distributable Amount from Interest Collections      $2,804,545.31   $2,695,876.73
         7. Payment of Class A Interest Distributable Amount from Spread Account                    $0.00           $0.00
         8. Payment of Class A Interest Distributable Amount from Class B Percentage
              of Available Principal                                                               ($0.00)         ($0.00)
         9. This period Class A Interest Carryover Shortfall                                        $0.00           $0.00

I. Total Interest paid to Class A Certificates                                              $2,804,545.31   $2,695,876.73

J. Remaining Available Interest Collections                                                 $1,069,013.33   $1,036,083.47

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                                      6.15%           6.15%
         2. Class B Monthly Interest                                                          $115,867.04     $111,377.51
         3. Class B Interest Carryover Shortfall                                                    $0.00           $0.00
         4. Class B Interest on Interest Carryover Shortfall                                        $0.00           $0.00
         5. Class B Interest Distributable Amount                                             $115,867.04     $111,377.51
         6. Payment of Class B Interest Distributable Amount from Interest Collections        $115,867.04     $111,377.51
         7. Payment of Class B Interest Distributable Amount from Spread Account                    $0.00           $0.00
         8. This period Class B Interest Carryover Shortfall                                        $0.00           $0.00

L. Total Interest paid to Class B Certificates                                                $115,867.04     $111,377.51

M. Remaining Available Interest Collections                                                   $953,146.29     $924,705.96



Page 3                          USAA Auto Loan Grantor Trust 1998-1
               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                                   $23,485,840.60    $24,636,491.01
         2. Net Principal Losses                                                                       $0.00        $89,690.81
         3. Total (1 + 2)                                                                     $23,485,840.60    $24,726,181.82

B. Total Available Collections
         1. Remaining Available Principal Collections                                         $23,485,840.60    $24,636,491.01
         2. Remaining Available Interest Collections                                             $957,370.24     $1,141,407.80
         3. Total (1 + 2)                                                                     $24,443,210.84    $25,777,898.81


C. Class A Percentage of Principal Distribution Amount                                              96.2498%          96.2498%

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                                              $673,320,000.00   $650,714,917.13
         2. Class A Monthly Principal                                                         $22,605,082.87    $23,798,909.25
         3. Class A Principal Carryover Shortfall                                                      $0.00             $0.00
         4. Total Class A Principal Distribution Amount                                       $22,605,082.87    $23,798,909.25
         5. Payment of Class A Principal Distribution Amount from Available Collections       $22,605,082.87    $23,798,909.25
         6. Payment of Class A Principal Distribution Amount from Spread Account                       $0.00             $0.00
         7. Class A Principal Carryover Shortfall for the Period                                       $0.00             $0.00
         8. Ending Class A Principal Balance                                                 $650,714,917.13   $626,916,007.88

E. Total Principal paid to Class A Certificates                                               $22,605,082.87    $23,798,909.25

F. Remaining Available Collections                                                             $1,838,127.97     $1,978,989.56

G. Class B Percentage of Principal Distribution Amount                                               3.7502%           3.7502%

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                               $26,234,444.00    $25,353,686.27
         2. Class B Monthly Principal                                                            $880,757.73       $927,272.57
         3. Class B Percentage of Available Principal used to pay Class A Interest                    ($0.00)           ($0.00)
         3. Class B Principal Carryover Shortfall                                                      $0.00             $0.00
         4. Total Class B Principal Distribution Amount                                          $880,757.73       $927,272.57
         5. Payment of Class B Principal Distribution Amount from Available Collections          $880,757.73       $927,272.57
         6. Payment of Class B Principal Distribution Amount from Spread Account                       $0.00             $0.00
         7. Class B Principal Carryover Shortfall for the Period                                       $0.00             $0.00
         8. Ending Class B Principal Balance                                                  $25,353,686.27    $24,426,413.70

I. Total Principal paid to Class B Certificates                                                  $880,757.73       $927,272.57

J. Remaining Available Collections                                                               $957,370.24     $1,051,716.99

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                                   $24,068,191.05   $24,124,846.82
         2. Net Principal Losses                                                                 $113,646.85      $176,778.89
         3. Total (1 + 2)                                                                     $24,181,837.90   $24,301,625.71

B. Total Available Collections
         1. Remaining Available Principal Collections                                         $24,068,191.05   $24,124,846.82
         2. Remaining Available Interest Collections                                           $1,017,904.37      $908,711.69
         3. Total (1 + 2)                                                                     $25,086,095.42   $25,033,558.51


C. Class A Percentage of Principal Distribution Amount                                              96.2498%         96.2498%

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                                              $626,916,007.88  $603,641,028.76
         2. Class A Monthly Principal                                                         $23,274,979.12   $23,390,274.69
         3. Class A Principal Carryover Shortfall                                                      $0.00            $0.00
         4. Total Class A Principal Distribution Amount                                       $23,274,979.12   $23,390,274.69
         5. Payment of Class A Principal Distribution Amount from Available Collections       $23,274,979.12   $23,390,274.69
         6. Payment of Class A Principal Distribution Amount from Spread Account                       $0.00            $0.00
         7.  Class A Principal Carryover Shortfall for the Period                                      $0.00            $0.00
         8. Ending Class A Principal Balance                                                 $603,641,028.76  $580,250,754.07

E. Total Principal paid to Class A Certificates                                               $23,274,979.12   $23,390,274.69

F. Remaining Available Collections                                                             $1,811,116.30    $1,643,283.82

G. Class B Percentage of Principal Distribution Amount                                               3.7502%          3.7502%

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                               $24,426,413.70   $23,519,554.92
         2. Class B Monthly Principal                                                            $906,858.78      $911,351.02
         3. Class B Percentage of Available Principal used to pay Class A Interest                    ($0.00)          ($0.00)
         3. Class B Principal Carryover Shortfall                                                      $0.00            $0.00
         4. Total Class B Principal Distribution Amount                                          $906,858.78      $911,351.02
         5. Payment of Class B Principal Distribution Amount from Available Collections          $906,858.78      $911,351.02
         6. Payment of Class B Principal Distribution Amount from Spread Account                       $0.00            $0.00
         7.  Class B Principal Carryover Shortfall for the Period                                      $0.00            $0.00
         8. Ending Class B Principal Balance                                                  $23,519,554.92   $22,608,203.90

I. Total Principal paid to Class B Certificates                                                  $906,858.78      $911,351.02

J. Remaining Available Collections                                                               $904,257.52      $731,932.80

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                                    $23,201,447.93  $27,688,638.57
         2. Net Principal Losses                                                                  $157,714.59     $116,501.57
         3. Total (1 + 2)                                                                      $23,359,162.52  $27,805,140.14

B. Total Available Collections
         1. Remaining Available Principal Collections                                          $23,201,447.93  $27,688,638.57
         2. Remaining Available Interest Collections                                              $953,146.29     $924,705.96
         3. Total (1 + 2)                                                                      $24,154,594.22  $28,613,344.53


C. Class A Percentage of Principal Distribution Amount                                               96.2498%        96.2498%

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                                               $580,250,754.07 $557,767,598.65
         2. Class A Monthly Principal                                                          $22,483,155.42  $26,762,401.56
         3. Class A Principal Carryover Shortfall                                                       $0.00           $0.00
         4. Total Class A Principal Distribution Amount                                        $22,483,155.42  $26,762,401.56
         5. Payment of Class A Principal Distribution Amount from Available Collections        $22,483,155.42  $26,762,401.56
         6. Payment of Class A Principal Distribution Amount from Spread Account                        $0.00           $0.00
         7.  Class A Principal Carryover Shortfall for the Period                                       $0.00           $0.00
         8. Ending Class A Principal Balance                                                  $557,767,598.65 $531,005,197.09

E. Total Principal paid to Class A Certificates                                                $22,483,155.42  $26,762,401.56

F. Remaining Available Collections                                                              $1,671,438.80   $1,850,942.97

G. Class B Percentage of Principal Distribution Amount                                                3.7502%         3.7502%

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                                $22,608,203.90  $21,732,196.80
         2. Class B Monthly Principal                                                             $876,007.10   $1,042,738.58
         3. Class B Percentage of Available Principal used to pay Class A Interest                     ($0.00)         ($0.00)
         3. Class B Principal Carryover Shortfall                                                       $0.00           $0.00
         4. Total Class B Principal Distribution Amount                                           $876,007.10   $1,042,738.58
         5. Payment of Class B Principal Distribution Amount from Available Collections           $876,007.10   $1,042,738.58
         6. Payment of Class B Principal Distribution Amount from Spread Account                        $0.00           $0.00
         7.  Class B Principal Carryover Shortfall for the Period                                       $0.00           $0.00
         8. Ending Class B Principal Balance                                                   $21,732,196.80  $20,689,458.22

I. Total Principal paid to Class B Certificates                                                   $876,007.10   $1,042,738.58

J. Remaining Available Collections                                                                $795,431.70     $808,204.39



Page 4                          USAA Auto Loan Grantor Trust 1998-1
               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)             $3,497,772.22     $3,497,772.22
         2.  Maximum Amount = 1.25% of Ending Pool Balance                                      $8,450,857.55     $8,141,780.28
         3.  Reserve Account Amount (Max: 1.or 2.)                                              $8,450,857.55     $8,141,780.28

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage                                                  N/A               N/A
         2.  Delinquency Percentage Trigger                                                             0.85%             0.85%
         3.  Average Three Period Charge Off Rate                                                         N/A               N/A
         4.  Charge Off Rate Trigger                                                                    0.85%             0.85%
         5.  Required Reserve Account Percentage Specified                                              2.50%             2.50%
         6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                                1                 1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
                Ending Pool Balance until                                                               $0.00             $0.00
                  1. < 2 and 3. < 4. for six consecutive collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                                $8,450,857.55     $8,141,780.28

D. Remaining Available Collections                                                                $957,370.24     $1,051,716.99

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                                   $5,246,658.00     $6,204,028.24
         2. Withdrawal from Reserve Account to pay Servicer Advance                                     $0.00             $0.00
         3. Withdrawal from Reserve Account to pay Servicing Fee                                        $0.00             $0.00
         4. Withdrawal from Reserve Account to pay Class A Interest                                     $0.00             $0.00
         5. Withdrawal from Reserve Account to pay Class B Interest                                     $0.00             $0.00
         6. Withdrawal from Reserve Account to pay Class A Principal                                    $0.00             $0.00
         7. Withdrawal from Reserve Account to pay Class B Principal                                    $0.00             $0.00
         8. Deposit from Remaining Available Collections to fund Reserve Account                  $957,370.24     $1,051,716.99
         9. Withdrawal of funds in Reserve Account in Excess of Required Reserve Account Balance        $0.00             $0.00
         10. Ending Reserve Account Balance                                                     $6,204,028.24     $7,255,745.23

(table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)             $3,497,772.22    $3,497,772.22
         2.  Maximum Amount = 1.25% of Ending Pool Balance                                      $7,839,507.30    $7,535,736.98
         3.  Reserve Account Amount (Max: 1.or 2.)                                              $7,839,507.30    $7,535,736.98

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage                                                0.04%
         2.  Delinquency Percentage Trigger                                                             0.85%            0.85%
         3.  Average Three Period Charge Off Rate                                                       0.13%
         4.  Charge Off Rate Trigger                                                                    0.85%            0.85%
         5.  Required Reserve Account Percentage Specified                                              2.50%            2.50%
         6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                                1                1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
                Ending Pool Balance until                                                               $0.00            $0.00
                  1. < 2 and 3. < 4. for six consecutive collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                                $7,839,507.30    $7,535,736.98

D. Remaining Available Collections                                                                $904,257.52      $731,932.80

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                                   $7,255,745.23    $7,839,507.30
         2. Withdrawal from Reserve Account to pay Servicer Advance                                     $0.00            $0.00
         3. Withdrawal from Reserve Account to pay Servicing Fee                                        $0.00            $0.00
         4. Withdrawal from Reserve Account to pay Class A Interest                                     $0.00            $0.00
         5. Withdrawal from Reserve Account to pay Class B Interest                                     $0.00            $0.00
         6. Withdrawal from Reserve Account to pay Class A Principal                                    $0.00            $0.00
         7. Withdrawal from Reserve Account to pay Class B Principal                                    $0.00            $0.00
         8. Deposit from Remaining Available Collections to fund Reserve Account                  $583,762.07            $0.00
         9. Withdrawal of funds in Reserve Account in Excess of Required Reserve Account Balance        $0.00      $303,770.32
         10. Ending Reserve Account Balance                                                     $7,839,507.30    $7,535,736.98

(table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)             $3,497,772.22   $3,497,772.22
         2.  Maximum Amount = 1.25% of Ending Pool Balance                                      $7,243,747.45   $6,896,183.20
         3.  Reserve Account Amount (Max: 1.or 2.)                                              $7,243,747.45   $6,896,183.20

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage
         2.  Delinquency Percentage Trigger                                                             0.85%           0.85%
         3.  Average Three Period Charge Off Rate
         4.  Charge Off Rate Trigger                                                                    0.85%           0.85%
         5.  Required Reserve Account Percentage Specified                                              2.50%           2.50%
         6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                                1               1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
                Ending Pool Balance until                                                               $0.00           $0.00
                  1. < 2 and 3. < 4. for six consecutive collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                                $7,243,747.45   $6,896,183.20

D. Remaining Available Collections                                                                $795,431.70     $808,204.39

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                                   $7,535,736.98   $7,243,747.45
         2. Withdrawal from Reserve Account to pay Servicer Advance                                     $0.00           $0.00
         3. Withdrawal from Reserve Account to pay Servicing Fee                                        $0.00           $0.00
         4. Withdrawal from Reserve Account to pay Class A Interest                                     $0.00           $0.00
         5. Withdrawal from Reserve Account to pay Class B Interest                                     $0.00           $0.00
         6. Withdrawal from Reserve Account to pay Class A Principal                                    $0.00           $0.00
         7. Withdrawal from Reserve Account to pay Class B Principal                                    $0.00           $0.00
         8. Deposit from Remaining Available Collections to fund Reserve Account                        $0.00           $0.00
         9. Withdrawal of funds in Reserve Account in Excess of Required Reserve Account Balance  $291,989.53     $347,564.25
         10. Ending Reserve Account Balance                                                     $7,243,747.45   $6,896,183.20



Page 5                          USAA Auto Loan Grantor Trust 1998-1
               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                               Principal         Principal
         31-60 days                                                                            $1,452,361.23     $1,499,806.52
         61-90 days                                                                               $50,930.57       $280,870.04
         91-120 days                                                                                   $0.00         $2,876.32
         Total                                                                                 $1,503,291.80     $1,783,552.88

         Delinquency                                                                                   Units             Units
         31-60 days                                                                                      121               131
         61-90 days                                                                                        5                19
         91-120 days                                                                                       0                 1
         Total                                                                                           126               151

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days                              $50,930.57       $283,746.36
         2.  Portfolio Principal Ending Balance for Collection Period                        $676,068,604.09   $651,342,422.27
         3.  Delinquency Percentage (1/2)                                                              0.01%             0.04%
         4.  Outstanding Principal Balance for Delinquency >=90 days                                   $0.00         $2,876.32
         5.  Portfolio Principal Ending Balance for Collection Period                        $676,068,604.09   $651,342,422.27
         6.  Delinquency Percentage (4/5)                                                              0.00%             0.00%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                                     N/A               N/A
B.  Delinquency Ratio for Prior Collection Period                                                        N/A             0.01%
C.  Delinquency Ratio for Current Collection Period                                                    0.01%             0.04%
D.  Average Delinquency Ratio ((sum A through C)/3)                                                    0.00%             0.02%

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                                              $0.00             $0.00
         2.  Principal Balance of Defaulted Receivable                                                 $0.00        $89,690.81
         3.  Average Pool Balance for Collection Period                                      $687,811,524.39   $663,705,513.18
         4.  Net Loss Ratio ((2- 1)/3)                                                                 0.00%             0.16%

A.  Net Loss Ratio for 2 Collection Periods Prior                                                        N/A               N/A
B.  Net Loss Ratio for Prior Collection Period                                                           N/A             0.00%
C.  Net Loss Ratio for Current Collection Period                                                       0.00%             0.16%
D.  Average Net Loss Ratio ((sum A through C)/3)                                                       0.00%             0.05%

Weighted Average Coupon                                                                                8.39%             8.39%
Weighted Average Maturity                                                                              46.29             45.47

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                      Principal        Principal
         31-60 days                                                                   $1,501,136.04    $1,601,736.53
         61-90 days                                                                     $291,920.64      $325,903.02
         91-120 days                                                                    $142,614.62      $119,546.82
         Total                                                                        $1,935,671.30    $2,047,186.37

         Delinquency                                                                          Units            Units
         31-60 days                                                                             136              154
         61-90 days                                                                              26               29
         91-120 days                                                                              9                8
         Total                                                                                  171              191

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days                    $434,535.26      $445,449.84
         2.  Portfolio Principal Ending Balance for Collection Period               $627,160,584.37  $602,858,958.66
         3.  Delinquency Percentage (1/2)                                                     0.07%            0.07%
         4.  Outstanding Principal Balance for Delinquency >=90 days                    $142,614.62      $119,546.82
         5.  Portfolio Principal Ending Balance for Collection Period               $627,160,584.37  $602,858,958.66
         6.  Delinquency Percentage (4/5)                                                     0.02%            0.02%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                          0.01%            0.04%
B.  Delinquency Ratio for Prior Collection Period                                             0.04%            0.07%
C.  Delinquency Ratio for Current Collection Period                                           0.07%            0.07%
D.  Average Delinquency Ratio ((sum A through C)/3)                                           0.04%            0.06%

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                                $16,505.00       $72,370.18
         2.  Principal Balance of Defaulted Receivable                                  $130,151.85      $249,149.07
         3.  Average Pool Balance for Collection Period                             $639,251,503.32  $615,009,771.52
         4.  Net Loss Ratio ((2- 1)/3)                                                        0.21%            0.34%

A.  Net Loss Ratio for 2 Collection Periods Prior                                             0.00%            0.16%
B.  Net Loss Ratio for Prior Collection Period                                                0.16%            0.21%
C.  Net Loss Ratio for Current Collection Period                                              0.21%            0.34%
D.  Average Net Loss Ratio ((sum A through C)/3)                                              0.13%            0.24%

Weighted Average Coupon                                                                       8.39%            8.39%
Weighted Average Maturity                                                                     44.66            43.86

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                      Principal         Principal
         31-60 days                                                                   $1,823,010.41     $1,892,797.88
         61-90 days                                                                     $378,114.12       $428,460.37
         91-120 days                                                                    $119,089.36       $177,657.75
         Total                                                                        $2,320,213.89     $2,498,916.00

         Delinquency                                                                          Units             Units
         31-60 days                                                                             161               175
         61-90 days                                                                              35                39
         91-120 days                                                                              9                12
         Total                                                                                  205               226

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days                    $497,203.48       $606,118.12
         2.  Portfolio Principal Ending Balance for Collection Period               $579,499,796.14   $551,694,656.00
         3.  Delinquency Percentage (1/2)                                                     0.09%             0.11%
         4.  Outstanding Principal Balance for Delinquency >=90 days                    $119,089.36       $177,657.75
         5.  Portfolio Principal Ending Balance for Collection Period               $579,499,796.14   $551,694,656.00
         6.  Delinquency Percentage (4/5)                                                     0.02%             0.03%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                          0.07%             0.07%
B.  Delinquency Ratio for Prior Collection Period                                             0.07%             0.09%
C.  Delinquency Ratio for Current Collection Period                                           0.09%             0.11%
D.  Average Delinquency Ratio ((sum A through C)/3)                                           0.08%             0.09%

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                                $43,056.01        $87,039.52
         2.  Principal Balance of Defaulted Receivable                                  $200,770.60       $203,541.09
         3.  Average Pool Balance for Collection Period                             $591,179,377.40   $565,597,226.07
         4.  Net Loss Ratio ((2- 1)/3)                                                        0.32%             0.25%

A.  Net Loss Ratio for 2 Collection Periods Prior                                             0.21%             0.34%
B.  Net Loss Ratio for Prior Collection Period                                                0.34%             0.32%
C.  Net Loss Ratio for Current Collection Period                                              0.32%             0.25%
D.  Average Net Loss Ratio ((sum A through C)/3)                                              0.29%             0.30%

Weighted Average Coupon                                                                       8.38%             8.38%
Weighted Average Maturity                                                                     43.05             42.25



Page 6                          USAA Auto Loan Grantor Trust 1998-1
               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                MONTHLY SERVICER CERTIFICATE REPORT

On September 15, 1999, interest earned and principal paid of the underlying assets for the month of August 1999 were paid to you by the paying agent on behalf of Chase Manhattan Bank, in its capacity as Trustee for the above referenced issue. The following information is being provided pursuant to
Section 14.8 of the Pooling and Servicing Agreement, dated as of July 1, 1998.
This payment per dollar current outstanding of your holdings is allocated as follows:


1)  Class A Principal                                                                         $22,605,082.87    $23,798,909.25
      Principal Factor                                                                             0.0335726         0.0365735

2)  Class A Interest                                                                           $3,254,380.00     $3,145,122.10
      Interest Factor                                                                              0.0048333         0.0048333
         Total per each individual Class A Certificate                                            $25,859.46        $26,944.03

3)  Class B Principal                                                                            $880,757.73       $927,272.57
      Principal Factor                                                                             0.0335726         0.0365735

4)  Class B Interest                                                                             $134,451.53       $129,937.64
      Interest Factor                                                                              0.0051250         0.0051250
         Total per each individual Class B Certificate                                             $1,015.21         $1,057.21

5) Fees and Compensation paid to Servicer
     (a)  Total                                                                                  $582,962.04       $563,390.50
     (b)  Per individual Class A and Class B Certificate                                             $582.96           $563.39

6)  The amount deposited into the Reserve Account                                                $957,370.24     $1,051,716.99

7) Aggregate Unreimbursed Advances
         This Month                                                                               $81,072.71        $86,699.07
         Previous Month                                                                                $0.00             $0.00
         Change From Previous Month                                                               $81,072.71        $86,699.07

8)   (a)  Pool Balance after this payment                                                    $676,068,604.09   $651,342,422.27
     (b)  Pool Factor after this payment                                                           0.9301848         0.8961647

9)   (a) Available Reserve Account Amount                                                      $5,246,658.00     $6,204,028.24
     (b) Percent of Pool Balance                                                                       0.75%             0.92%

10)  Required Reserve Account Amount                                                           $8,450,857.55     $8,141,780.28

(table continued)

1)  Class A Principal                                                                         $23,274,979.12   $23,390,274.69
      Principal Factor                                                                             0.0371262        0.0387486

2)  Class A Interest                                                                           $3,030,094.04    $2,917,598.31
      Interest Factor                                                                              0.0048333        0.0048333
         Total per each individual Class A Certificate                                            $26,305.07       $26,307.87

3)  Class B Principal                                                                            $906,858.78      $911,351.02
      Principal Factor                                                                             0.0371262        0.0387487

4)  Class B Interest                                                                             $125,185.37      $120,537.72
      Interest Factor                                                                              0.0051250        0.0051250
         Total per each individual Class B Certificate                                             $1,032.04        $1,031.89

5) Fees and Compensation paid to Servicer
     (a)  Total                                                                                  $542,785.35      $522,633.82
     (b)  Per individual Class A and Class B Certificate                                             $542.79          $522.63

6) The amount deposited into the Reserve Account                                                 $583,762.07            $0.00

7) Aggregate Unreimbursed Advances
         This Month                                                                               $87,349.94       $87,825.96
         Previous Month                                                                                $0.00            $0.00
         Change From Previous Month                                                               $87,349.94       $87,825.96

8)   (a)  Pool Balance after this payment                                                    $627,160,584.37  $602,858,958.66
     (b)  Pool Factor after this payment                                                           0.8628936        0.8294576

9)   (a) Available Reserve Account Amount                                                      $7,255,745.23    $7,839,507.30
     (b) Percent of Pool Balance                                                                        1.11%            1.25%

10)  Required Reserve Account Amount                                                           $7,839,507.30    $7,535,736.98

(table continued)

1) Class A Principal                                                                          $22,483,155.42   $26,762,401.56
      Principal Factor                                                                             0.0387473        0.0479813

2) Class A Interest                                                                            $2,804,545.31    $2,695,876.73
      Interest Factor                                                                              0.0048333        0.0048333
         Total per each individual Class A Certificate                                            $25,287.70       $29,458.28

3) Class B Principal                                                                             $876,007.10    $1,042,738.58
      Principal Factor                                                                             0.0387473        0.0479813

4) Class B Interest                                                                              $115,867.04      $111,377.51
      Interest Factor                                                                              0.0051250        0.0051250
         Total per each individual Class B Certificate                                               $991.87        $1,154.12

5) Fees and Compensation paid to Servicer
     (a)  Total                                                                                  $502,382.47      $482,916.50
     (b)  Per individual Class A and Class B Certificate                                             $502.38          $482.92

6) The amount deposited into the Reserve Account                                                       $0.00            $0.00

7) Aggregate Unreimbursed Advances
         This Month                                                                               $89,929.52       $94,126.07
         Previous Month                                                                                $0.00            $0.00
         Change From Previous Month                                                               $89,929.52       $94,126.07

8)   (a)  Pool Balance after this payment                                                    $579,499,796.14  $551,694,656.00
     (b)  Pool Factor after this payment                                                           0.7973184        0.7590620

9)   (a) Available Reserve Account Amount                                                      $7,535,736.98    $7,243,747.45
     (b) Percent of Pool Balance                                                                        1.25%            1.25%

10)  Required Reserve Account Amount                                                           $7,243,747.45    $6,896,183.20


                                   EXHIBIT "B"

                           ACCOUNTANT'S ANNUAL REPORT

January 31, 2000

The Board of Directors
USAA Federal Savings Bank

RE:  USAA Auto Loan Grantor Trust 1998-1

We have applied certain agreed upon procedures, as discussed below, to the servicing records of USAA Federal Savings Bank (the Bank) from January 1, 1999, to December 31, 1999, in accordance with the requirements of Section
13.11 of the Pooling and Servicing Agreement dated as of July 1, 1998, (the Pooling Agreement) between USAA Federal Savings Bank, as Seller and Servicer, and The Chase Manhattan Bank, as Trustee. It is understood that this letter is solely for the information and use of the management of the Bank, the Trustee, and Cash Collateral Trustee, and the Rating Agencies in connection with the Pooling Agreement and is not to be referred to or distributed (for any purpose) to anyone else.

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

Unless otherwise indicated, the following conventions have been adopted in presenting our procedures and findings:

o the term "compared" means compared to and found to be in agreement with, unless otherwise noted. Such compared amounts and percentages are deemed to be in agreement if differences are, in our judgement, minor, or if differences are attributable to rounding.

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

2. We read the Pooling Agreement and the Servicer's Certificate, as described in Exhibit D of the Pooling Agreement.

The Board of Directors
USAA Federal Savings Bank
Page 2

3. In accordance with Section 13.11 of the Pooling Agreement, we have reviewed the Servicer's procedures and records relating to the servicing of the Receivables. As a result of this review, the only matter noted was as follows:

     A. Thirty-eight receivables out of the total pool of 33,527 receivables outstanding at December 31, 1999, were noted to have received three credit-related extensions since the loan's inception. Nine loans exceeded the four month aggregate limitation for extensions. While these extensions were made within the guidelines of the Bank's credit policy, they did exceed the maximum of two credit-related extensions provided for within Section 13.2 (c) of the Pooling Agreement.

4. With respect to the Monthly Servicer Certificate Reports (Monthly Reports) provided to the Trustee, the Paying Agent, the Rating Agencies, the Cash Collateral Depositor and the Cash Collateral Trustee, we obtained the Monthly Reports for March, April, June, August, and September of 1999 (summary of Monthly Reports is attached as Exhibit I) and performed the following procedures, which were applied as indicated with respect to the letter symbols explained below:

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

     E. We compared with and agreed to amounts or percentages appearing in the USAA Auto Loan Grantor Trust 1998-1 5.80% Automobile Loan Pass-Through Certificates, Class A and 6.15% Automobile Loan Pass-Through Certificates, Class B Prospectus dated July 28, 1998.

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

The Board of Directors
USAA Federal Savings Bank
Page 3



     I. We compared line I.A.1.b. and I.A.3.a. to the supporting documentation and noted that the amounts do not agree to the amounts recorded on the August Monthly Report by $55,287.85 and $5,662.22, respectively. The amounts per the supporting documentation are $2,831,839.97 and $108,583.97, respectively. As a result of these differences, each row identified with the letter "I" does not agree by its applicable pro rata portions of $55,287.85 or $5,662.22. The client was notified of the errors and the Monthly Report was subsequently corrected.

     J. We compared line I.A.3.a. to the supporting documentation and noted that the amount did not agree to the amount recorded on the September Monthly Report by $8,490.71. The amount per the supporting documentation is $135,232.81. As a result of this difference, each row identified with the letter "J" does not agree by its pro rata portion of $8,490.71. The client was notified of the error and the Monthly Report was subsequently corrected.


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

Very truly yours,


/s/ KPMG LLP


Page 1                                          USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT


Collection Period # Beginning Date                                        03/01/99                    04/01/99
Collection Period # End Date                                              03/31/99                    04/30/99
Distribution Date                                                         04/15/99                    05/15/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                          Procedures                  Procedures
        1.  Payments from Obligors Applied to Collection Period                      Performed                   Performed
             a.  Principal Payments                                  $24,801,527.06      A       $21,540,178.51      A
             b.  Interest Payments                                    $3,503,292.50      A        $3,441,460.06      A
             c.  Total (a+b)                                         $28,304,819.56      B       $24,981,638.57      B
        2.  Repurchase Amount From Repurchased Receivable
             a.  Principal Payments                                     $292,261.95      D          $203,527.60      D
             b.  Interest Payments                                        $1,204.46      D              $818.86      D
             c.  Total (a+b)                                            $293,466.41      B          $204,346.46      B
        3.  Recovery of Defaulted Receivable
             a. Principal Recovery Amount                                $78,219.16      D          $103,024.54      D
             b. Principal Balance of Defaulted Receivable               $118,716.50      D          $182,779.69      D
             c. Net Principal loss                                       $40,497.34      B           $79,755.15      B
        4.  Advance by Servicer                                          $74,922.38      F           $70,784.10      F
        5.  Investment Earnings on Certificate Account (as
              of month end)                                              $98,543.78      H           $94,470.51      H
        6.  Overpayment from Obligors                                         $0.00      G                $0.00      G
        7.  Net Adjustments
             a. to Interest Collections                                       $0.00      G                $0.00      G
             b. to Principal Collections                                      $0.00      G                $0.00      G
        8.  Total Credits (sum 1 through 7)                          $28,849,971.29      B       $25,454,264.18      B
B.  Debits
        1.  Overpayment from Obligors                                         $0.00      B                $0.00      B
        2.  Total Debits                                                      $0.00      B                $0.00      B
C.  Total Collections (A-B)                                          $28,849,971.29      B       $25,454,264.18      B
        1. Available Interest Collections                             $3,677,963.12      B        $3,607,533.53      B
        2. Available Principal Collections                           $25,172,008.17      B       $21,846,730.65      B

II. Receivable Pool Balance
A. Original Principal Pool Balance                                  $699,554,444.69      E      $699,554,444.69      E
B. Principal Pool Balance as of the Beginning of the
     Collection Period                                              $506,514,804.55      C      $481,302,299.04      C
C. Principal Pool Balance as of the End of the Collection Period    $481,302,299.04      B      $459,375,813.24      B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
        1.  Beginning Class A Balance                               $487,519,664.54      C      $463,252,669.54      C
        2.  Ending Class A Balance                                  $463,252,669.54      B      $442,148,463.10      B
B .  Class B Certificates
        1.  Beginning Class B Balance                                $18,995,139.32      C       $18,049,628.81      C
        2.  Ending Class B Balance                                   $18,049,628.81      B       $17,227,349.45      B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                   $5,246,658.00       E        $5,246,658.00      E
B. Beginning Reserve Account Balance                                 $6,331,435.06       C        $6,016,278.74      C
C. Ending Reserve Account Balance                                    $6,016,278.74       B        $5,742,197.67      B
V. Summary of Cash Disbursements
A. Available Collections                                            $28,849,971.29       B       $25,454,264.18      B
B. Withdrawals from Reserve Account                                    $315,156.32       B          $274,081.07      B
C. Total Available Collections                                      $29,165,127.61       B       $25,728,345.25      B
D. Reimbursement of Advance                                             $72,417.70       B           $74,922.38      B
E. Payment of Servicing Fee                                            $422,095.67       B          $401,085.25      B
F. Interest paid to Class A Certificates                             $2,356,345.05       B        $2,239,054.57      B
G. Interest paid to Class B Certificates                                $97,350.09       B           $92,504.35      B
H. Principal paid to Class A Certificates                           $24,266,995.00       B       $21,104,206.44      B
I. Principal paid to Class B Certificates                              $945,510.51       B          $822,279.36      B
J. Remaining Available Collections                                   $1,004,413.59       B          $994,292.90      B
K. Deposit from Remaining Available Collections to fund
      Reserve Account                                                        $0.00       B                $0.00      B
L. Remaining Available Collections Released to Seller                $1,004,413.59       B          $994,292.90      B

(table continued)

Collection Period # Beginning Date                                         06/01/99                    08/01/99
Collection Period # End Date                                               06/30/99                    08/31/99
Distribution Date                                                          07/15/99                    09/15/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                         Procedures                    Procedures
        1.  Payments from Obligors Applied to Collection Period                     Performed                     Performed
             a.  Principal Payments                                  $22,223,397.37     A        $20,863,826.30       A
             b.  Interest Payments                                    $3,124,976.82     A         $2,887,127.82       I
             c.  Total (a+b)                                         $25,348,374.19     B        $23,750,954.12       I
        2.  Repurchase Amount From Repurchased Receivable
             a.  Principal Payments                                      $55,656.95     D            $73,810.73       D
             b.  Interest Payments                                          $247.95     D               $333.40       D
             c.  Total (a+b)                                             $55,904.90     B            $74,144.13       B
        3.  Recovery of Defaulted Receivable
             a. Principal Recovery Amount                               $123,412.14     D           $102,921.75       I
             b. Principal Balance of Defaulted Receivable               $282,502.17     D           $214,277.44       D
             c. Net Principal loss                                      $159,090.03     B           $111,355.69       I
        4.  Advance by Servicer                                          $72,049.75     F            $69,793.46       F
        5.  Investment Earnings on Certificate Account (as
              of month end)                                              $90,165.95     H            $91,008.42       H
        6.  Overpayment from Obligors                                         $0.00     G                 $0.00       G
        7.  Net Adjustments
             a. to Interest Collections                                       $0.00     G                 $0.00       G
             b. to Principal Collections                                      $0.00     G                 $0.00       G
        8.  Total Credits (sum 1 through 7)                          $25,689,906.93     B        $24,088,821.88       I
B.  Debits
        1.  Overpayment from Obligors                                         $0.00     B                 $0.00       B
        2.  Total Debits                                                      $0.00     B                 $0.00       B
C.  Total Collections (A-B)                                          $25,689,906.93     B        $24,088,821.88       I
        1. Available Interest Collections                             $3,287,440.47     B         $3,048,263.10       I
        2. Available Principal Collections                           $22,402,466.46     B        $21,040,558.78       I

II. Receivable Pool Balance
A. Original Principal Pool Balance                                  $699,554,444.69     E       $699,554,444.69       E
B. Principal Pool Balance as of the Beginning of the
     Collection Period                                              $438,471,827.09     C       $395,551,934.69       C
C. Principal Pool Balance as of the End of the Collection Period    $415,910,270.60     B       $374,400,020.22       B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
        1.  Beginning Class A Balance                               $422,028,410.88     C       $380,718,085.18       C
        2.  Ending Class A Balance                                  $400,312,949.94     B       $360,359,402.37       B
B.  Class B Certificates
        1.  Beginning Class B Balance                                $16,443,415.52     C        $14,833,848.82       C
        2.  Ending Class B Balance                                   $15,597,319.97     B        $14,040,617.16       B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                    $5,246,658.00     E         $5,246,658.00       E
B. Beginning Reserve Account Balance                                  $5,480,897.84     C         $4,944,399.18       C
C. Ending Reserve Account Balance                                     $5,198,878.38     B         $4,680,000.25       B
V. Summary of Cash Disbursements
A. Available Collections                                             $25,689,906.93     B        $24,088,821.88       I
B. Withdrawals from Reserve Account                                     $282,019.46     B           $264,398.93       B
C. Total Available Collections                                       $25,971,926.39     B        $24,353,220.81       I
D. Reimbursement of Advance                                              $71,348.33     B            $71,022.91       I
E. Payment of Servicing Fee                                             $365,393.19     B           $329,626.61       B
F. Interest paid to Class A Certificates                              $2,039,803.99     B         $1,840,137.41       B
G. Interest paid to Class B Certificates                                 $84,272.50     B            $76,023.48       B
H. Principal paid to Class A Certificates                            $21,715,460.94     B        $20,358,682.81       B
I. Principal paid to Class B Certificates                               $846,095.55     B           $793,231.66       B
J. Remaining Available Collections                                      $849,551.89     B           $884,495.93       I
K. Deposit from Remaining Available Collections to fund
      Reserve Account                                                         $0.00     B                 $0.00       B
L. Remaining Available Collections Released to Seller                   $849,551.89     B           $884,495.93       I

(table continued)

Collection Period # Beginning Date                                        09/01/99                     11/01/99
Collection Period # End Date                                              09/30/99                     11/30/99
Distribution Date                                                         10/15/99                     12/15/99

I.  Available Amount in the Certificate Account
A.  Credits                                                                         Procedures                   Procedures
        1.  Payments from Obligors Applied to Collection Period                     Performed                    Performed
             a.  Principal Payments                                 $20,709,875.19      A         $16,624,975.48      A
             b.  Interest Payments                                   $2,943,897.25      A          $2,371,513.19      A
             c.  Total (a+b)                                        $23,653,772.44      B         $18,996,488.67      B
        2.  Repurchase Amount From Repurchased Receivable
             a.  Principal Payments                                      $4,840.88      D              $7,340.60      D
             b.  Interest Payments                                          $54.93      D                 $73.41      D
             c.  Total (a+b)                                             $4,895.81      B              $7,414.01      B
        3.  Recovery of Defaulted Receivable
             a. Principal Recovery Amount                              $126,742.10      J            $149,712.39      D
             b. Principal Balance of Defaulted Receivable              $264,721.40      D            $263,740.73      D
             c. Net Principal loss                                     $137,979.30      B            $114,028.34      B
        4.  Advance by Servicer                                         $68,073.57      F             $88,627.55      F
        5.  Investment Earnings on Certificate Account (as
              of month end)                                             $88,056.21      H             $68,560.10      H
        6.  Overpayment from Obligors                                        $0.00      G                  $0.00      G
        7.  Net Adjustments
             a. to Interest Collections                                      $0.00      G                  $0.00      G
             b. to Principal Collections                                     $0.00      G                  $0.00      G
        8.  Total Credits (sum 1 through 7)                         $23,941,540.13      J         $19,310,802.72      B
B.  Debits
        1.  Overpayment from Obligors                                        $0.00      B                  $0.00      B
        2.  Total Debits                                                     $0.00      B                  $0.00      B
C.  Total Collections (A-B)                                         $23,941,540.13      J         $19,310,802.72      B
        1. Available Interest Collections                            $3,100,081.96      B          $2,528,774.25      B
        2. Available Principal Collections                          $20,841,458.17      J         $16,782,028.47      B

II. Receivable Pool Balance
A. Original Principal Pool Balance                                 $699,554,444.69      E        $699,554,444.69      E
B. Principal Pool Balance as of the Beginning of the
     Collection Period                                             $374,400,020.22      C        $335,168,259.60      C
C. Principal Pool Balance as of the End of the Collection Period   $353,420,582.75      B        $318,272,202.79      B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
        1.  Beginning Class A Balance                              $360,359,402.37      C        $322,598,897.43      C
        2.  Ending Class A Balance                                 $340,166,728.38      B        $306,336,470.60      B
B.  Class B Certificates
        1.  Beginning Class B Balance                               $14,040,617.16      C         $12,569,361.48      C
        2.  Ending Class B Balance                                  $13,253,853.68      B         $11,935,731.50      B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                   $5,246,658.00      E          $5,246,658.00      E
B. Beginning Reserve Account Balance                                 $4,680,000.25      C          $4,189,603.25      C
C. Ending Reserve Account Balance                                    $4,417,757.28      B          $3,978,402.53      B
V. Summary of Cash Disbursements
A. Available Collections                                            $23,941,540.13      J         $19,310,802.72      B
B. Withdrawals from Reserve Account                                    $262,242.97      B            $211,200.72      B
C. Total Available Collections                                      $24,203,783.10      J         $19,522,003.44      B
D. Reimbursement of Advance                                             $69,793.46      B             $64,142.85      B
E. Payment of Servicing Fee                                            $312,000.02      B            $279,306.88      B
F. Interest paid to Class A Certificates                             $1,741,737.11      B          $1,559,228.00      B
G. Interest paid to Class B Certificates                                $71,958.16      B             $64,417.98      B
H. Principal paid to Class A Certificates                           $20,192,673.99      B         $16,262,426.83      B
I. Principal paid to Class B Certificates                              $786,763.48      B            $633,629.98      B
J. Remaining Available Collections                                   $1,028,856.88      J            $658,850.92      B
K. Deposit from Remaining Available Collections to fund
      Reserve Account                                                        $0.00      B                  $0.00      B
L. Remaining Available Collections Released to Seller                $1,028,856.88      J            $658,850.92      B



Page 2                                             USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                   MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                $3,677,963.12      B      $3,607,533.53      B

B. Reimbursement of Advance
         1. Prior Advance Outstanding                                               $72,417.70      C         $74,922.38      C
         2. Reimbursement of Prior Advance Outstanding from Interest
              Collections                                                           $72,417.70      B         $74,922.38      B
         3. Remaining Prior Advance Outstanding                                          $0.00      B              $0.00      B
         4. Reimbursement of Prior Advance Outstanding from Spread Account               $0.00      B              $0.00      B
         5. Remaining Prior Advance Outstanding                                          $0.00      B              $0.00      B
         6. Current Advance                                                         $74,922.38      B         $70,784.10      B
         7. Total Advance Outstanding for the Period                                $74,922.38      B         $70,784.10      B

C. Total Reimbursement of Advance paid                                              $72,417.70      B         $74,922.38      B

D. Remaining Available Interest Collections                                      $3,605,545.42      B      $3,532,611.15      B

E. Servicing Fee
         1. Current Servicing Fee Accrued                                          $422,095.67      B        $401,085.25      B
         2. Unpaid Servicing Fees From Prior Collection Periods                          $0.00      C              $0.00      C
         3. Total Servicing Fee Due                                                $422,095.67      B        $401,085.25      B
         4. Payment of Servicing Fee from Interest Collections                     $422,095.67      B        $401,085.25      B
         5. Payment of Servicing Fee from Reserve Account                                $0.00      B              $0.00      B
         6. This period unpaid Servicing Fee                                             $0.00      B              $0.00      B

F. Total Servicing Fee paid                                                        $422,095.67      B        $401,085.25      B

G. Remaining Available Interest Collections                                      $3,183,449.75      B      $3,131,525.90      B

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                          5.80%      E              5.80%      E
         2. Class A Monthly Interest                                             $2,356,345.05      B      $2,239,054.57      B
         3. Class A Interest Carryover Shortfall                                         $0.00      C              $0.00      C
         4. Class A Interest on Interest Carryover Shortfall                             $0.00      B              $0.00      B
         5. Class A Interest Distributable Amount                                $2,356,345.05      B      $2,239,054.57      B
         6. Payment of Class A Interest Distributable Amount
              from Interest Collections                                          $2,356,345.05      B      $2,239,054.57      B
         7. Payment of Class A Interest Distributable Amount
              from Spread Account                                                        $0.00      B              $0.00      B
         8. Payment of Class A Interest Distributable from
              Class B Percentage of Available Principal                                 ($0.00)     B             ($0.00)     B
         9. This period Class A Interest Carryover Shortfall                             $0.00      B              $0.00      B

I. Total Interest paid to Class A Certificates                                   $2,356,345.05      B      $2,239,054.57      B

J. Remaining Available Interest Collections                                        $827,104.70      B        $892,471.33      B

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                           6.15%     E               6.15%     E
         2. Class B Monthly Interest                                                $97,350.09      B         $92,504.35      B
         3. Class B Interest Carryover Shortfall                                         $0.00      C              $0.00      C
         4. Class B Interest on Interest Carryover Shortfall                             $0.00      B              $0.00      B
         5. Class B Interest Distributable Amount                                   $97,350.09      B         $92,504.35      B
         6. Payment of Class B Interest Distributable Amount
              from Interest Collections                                             $97,350.09      B         $92,504.35      B
         7. Payment of Class B Interest Distributable Amount
              from Spread Account                                                        $0.00      B              $0.00      B
         8. This period Class B Interest Carryover Shortfall                             $0.00      B              $0.00      B

L. Total Interest paid to Class B Certificates                                      $97,350.09      B         $92,504.35      B

M. Remaining Available Interest Collections                                        $729,754.61      B        $799,966.98      B

(table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                $3,287,440.47      B      $3,048,263.10      I

B. Reimbursement of Advance
         1. Prior Advance Outstanding                                               $71,348.33      C         $71,022.91      C
         2. Reimbursement of Prior Advance Outstanding from Interest
              Collections                                                           $71,348.33      B         $71,022.91      B
         3. Remaining Prior Advance Outstanding                                          $0.00      B              $0.00      B
         4. Reimbursement of Prior Advance Outstanding from Spread Account               $0.00      B              $0.00      B
         5. Remaining Prior Advance Outstanding                                          $0.00      B              $0.00      B
         6. Current Advance                                                         $72,049.75      B         $69,793.46      B
         7. Total Advance Outstanding for the Period                                $72,049.75      B         $69,793.46      B

C. Total Reimbursement of Advance paid                                              $71,348.33      B         $71,022.91      B

D. Remaining Available Interest Collections                                      $3,216,092.14      B      $2,977,240.19      I

E. Servicing Fee
         1. Current Servicing Fee Accrued                                          $365,393.19      B        $329,626.61      B
         2. Unpaid Servicing Fees From Prior Collection Periods                          $0.00      C              $0.00      C
         3. Total Servicing Fee Due                                                $365,393.19      B        $329,626.61      B
         4. Payment of Servicing Fee from Interest Collections                     $365,393.19      B        $329,626.61      B
         5. Payment of Servicing Fee from Reserve Account                                $0.00      B              $0.00      B
         6. This period unpaid Servicing Fee                                             $0.00      B              $0.00      B

F. Total Servicing Fee paid                                                        $365,393.19      B        $329,626.61      B

G. Remaining Available Interest Collections                                      $2,850,698.95      B      $2,647,613.58      I

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                           5.80%     E               5.80%     E
         2. Class A Monthly Interest                                             $2,039,803.99      B      $1,840,137.41      B
         3. Class A Interest Carryover Shortfall                                         $0.00      C              $0.00      C
         4. Class A Interest on Interest Carryover Shortfall                             $0.00      B              $0.00      B
         5. Class A Interest Distributable Amount                                $2,039,803.99      B      $1,840,137.41      B
         6. Payment of Class A Interest Distributable Amount
              from Interest Collections                                          $2,039,803.99      B      $1,840,137.41      B
         7. Payment of Class A Interest Distributable Amount
              from Spread Account                                                        $0.00      B              $0.00      B
         8. Payment of Class A Interest Distributable Amount
              from ClasB B Percentage of Available Principal                            ($0.00)     B             ($0.00)     B
         9. This period Class A Interest Carryover Shortfall                             $0.00      B              $0.00      B

I. Total Interest paid to Class A Certificates                                   $2,039,803.99      B      $1,840,137.41      B

J. Remaining Available Interest Collections                                        $810,894.96      B        $807,476.17      I

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                           6.15%     E               6.15%     E
         2. Class B Monthly Interest                                                $84,272.50      B         $76,023.48      B
         3. Class B Interest Carryover Shortfall                                         $0.00      C              $0.00      C
         4. Class B Interest on Interest Carryover Shortfall                             $0.00      B              $0.00      B
         5. Class B Interest Distributable Amount                                   $84,272.50      B         $76,023.48      B
         6. Payment of Class B Interest Distributable Amount
              from Interest Collections                                             $84,272.50      B         $76,023.48      B
         7. Payment of Class B Interest Distributable Amount
              from Spread Account                                                        $0.00      B              $0.00      B
         8. This period Class B Interest Carryover Shortfall                             $0.00      B              $0.00      B

L. Total Interest paid to Class B Certificates                                      $84,272.50      B         $76,023.48      B

M. Remaining Available Interest Collections                                        $726,622.46      B        $731,452.69      I

(table continued)

A. Available Interest Collections                                               $3,100,081.96       B      $2,528,774.25     B

B. Reimbursement of Advance
         1. Prior Advance Outstanding                                              $69,793.46       C         $64,142.85     C
         2. Reimbursement of Prior Advance Outstanding from Interest
              Collections                                                          $69,793.46       B         $64,142.85     B
         3. Remaining Prior Advance Outstanding                                         $0.00       B              $0.00     B
         4. Reimbursement of Prior Advance Outstanding from Spread Account              $0.00       B              $0.00     B
         5. Remaining Prior Advance Outstanding                                         $0.00       B              $0.00     B
         6. Current Advance                                                        $68,073.57       B         $88,627.55     B
         7. Total Advance Outstanding for the Period                               $68,073.57       B         $88,627.55     B

C. Total Reimbursement of Advance paid                                             $69,793.46       B         $64,142.85     B

D. Remaining Available Interest Collections                                     $3,030,288.50       B      $2,464,631.40     B

E. Servicing Fee
         1. Current Servicing Fee Accrued                                         $312,000.02       B        $279,306.88     B
         2. Unpaid Servicing Fees From Prior Collection Periods                         $0.00       C              $0.00     C
         3. Total Servicing Fee Due                                               $312,000.02       B        $279,306.88     B
         4. Payment of Servicing Fee from Interest Collections                    $312,000.02       B        $279,306.88     B
         5. Payment of Servicing Fee from Reserve Account                               $0.00       B              $0.00     B
         6. This period unpaid Servicing Fee                                            $0.00       B              $0.00     B

F. Total Servicing Fee paid                                                       $312,000.02       B        $279,306.88     B

G. Remaining Available Interest Collections                                     $2,718,288.48       B      $2,185,324.52     B

H. Class A Interest Distribution Amount
         1. Class A Coupon Rate                                                         5.80%       E                5.80%   E
         2. Class A Monthly Interest                                            $1,741,737.11       B       $1,559,228.00    B
         3. Class A Interest Carryover Shortfall                                        $0.00       C               $0.00    C
         4. Class A Interest on Interest Carryover Shortfall                            $0.00       B               $0.00    B
         5. Class A Interest Distributable Amount                               $1,741,737.11       B       $1,559,228.00    B
         6. Payment of Class A Interest Distributable Amount
              from Interest Collections                                         $1,741,737.11       B       $1,559,228.00    B
         7. Payment of Class A Interest Distributable Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         8. Payment of Class A Interest Distributable Amount
              from ClasB B Percentage of Available Principal                           ($0.00)      B              ($0.00)   B
         9. This period Class A Interest Carryover Shortfall                            $0.00       B               $0.00    B

I. Total Interest paid to Class A Certificates                                  $1,741,737.11       B       $1,559,228.00    B

J. Remaining Available Interest Collections                                       $976,551.37       B         $626,096.52    B

K. Class B Interest Distribution Amount
         1. Class B Coupon Rate                                                         6.15%       E                6.15%   E
         2. Class B Monthly Interest                                               $71,958.16       B          $64,417.98    B
         3. Class B Interest Carryover Shortfall                                        $0.00       C               $0.00    C
         4. Class B Interest on Interest Carryover Shortfall                            $0.00       B               $0.00    B
         5. Class B Interest Distributable Amount                                  $71,958.16       B          $64,417.98    B
         6. Payment of Class B Interest Distributable Amount
              from Interest Collections                                            $71,958.16       B          $64,417.98    B
         7. Payment of Class B Interest Distributable Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         8. This period Class B Interest Carryover Shortfall                            $0.00       B               $0.00    B

L. Total Interest paid to Class B Certificates                                     $71,958.16       B          $64,417.98    B

M. Remaining Available Interest Collections                                       $904,593.21       B         $561,678.54    B



Page 3                                         USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                        MONTHLY SERVICER CERTIFICATE REPORT

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                    $25,172,008.17       B      $21,846,730.65    B
         2. Net Principal Losses                                                   $40,497.34       B          $79,755.15    B
         3. Total (1 + 2)                                                      $25,212,505.51       B      $21,926,485.80    B

B. Total Available Collections
         1. Remaining Available Principal Collections                          $25,172,008.17       B      $21,846,730.65    B
         2. Remaining Available Interest Collections                              $729,754.61       B         $799,966.98    B
         3. Total (1 + 2)                                                      $25,901,762.78       B      $22,646,697.63    B


C. Class A Percentage of Principal Distribution Amount                                 96.2498%     E             96.2498%   E

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                               $487,519,664.54       B     $463,252,669.54    B
         2. Class A Monthly Principal                                          $24,266,995.00       B      $21,104,206.44    B
         3. Class A Principal Carryover Shortfall                                       $0.00       B               $0.00    B
         4. Total Class A Principal Distribution Amount                        $24,266,995.00       B      $21,104,206.44    B
         5. Payment of Class A Principal Distribution Amount
              from Available Collections                                       $24,266,995.00       B      $21,104,206.44    B
         6. Payment of Class A Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         7.  Class A Principal Carryover Shortfall for the Period                       $0.00       B               $0.00    B
         8. Ending Class A Principal Balance                                  $463,252,669.54       B     $442,148,463.10    B

E. Total Principal paid to Class A Certificates                                $24,266,995.00       B      $21,104,206.44    B

F. Remaining Available Collections                                              $1,634,767.78       B       $1,542,491.19    B

G. Class B Percentage of Principal Distribution Amount                                 3.7502%      B              3.7502%   B

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                $18,995,139.32       B      $18,049,628.81    B
         2. Class B Monthly Principal                                             $945,510.51       B         $822,279.36    B
         3. Class B Percentage of Available Principal used to
              pay Class A Interest                                                     ($0.00)      B              ($0.00)   B
         4. Class B Principal Carryover Shortfall                                       $0.00       B               $0.00    B
         5. Total Class B Principal Distribution Amount                           $945,510.51       B         $822,279.36    B
         6. Payment of Class B Principal Distribution Amount
              from Available Collections                                          $945,510.51       B         $822,279.36    B
         7. Payment of Class B Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         8. Class B Principal Carryover Shortfall for the Period                        $0.00       B               $0.00    B
         8. Ending Class B Principal Balance                                   $18,049,628.81       B      $17,227,349.45    B

I. Total Principal paid to Class B Certificates                                   $945,510.51       B         $822,279.36    B

J. Remaining Available Collections                                                $689,257.27       B         $720,211.83    B

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                    $22,402,466.46       B      $21,040,558.78    I
         2. Net Principal Losses                                                  $159,090.03       B         $111,355.69    I
         3. Total (1 + 2)                                                      $22,561,556.49       B      $21,151,914.47    B

B. Total Available Collections
         1. Remaining Available Principal Collections                          $22,402,466.46       B      $21,040,558.78    I
         2. Remaining Available Interest Collections                              $726,622.46       B         $731,452.69    I
         3. Total (1 + 2)                                                      $23,129,088.92       B      $21,772,011.47    I


C. Class A Percentage of Principal Distribution Amount                                96.2498%      E             96.2498%   E

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                               $422,028,410.88       B     $380,718,085.18    B
         2. Class A Monthly Principal                                          $21,715,460.94       B      $20,358,682.81    B
         3. Class A Principal Carryover Shortfall                                       $0.00       B               $0.00    B
         4. Total Class A Principal Distribution Amount                        $21,715,460.94       B      $20,358,682.81    B
         5. Payment of Class A Principal Distribution Amount
              from Available Collections                                       $21,715,460.94       B      $20,358,682.81    B
         6. Payment of Class A Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         7. Class A Principal Carryover Shortfall for the Period                        $0.00       B               $0.00    B
         8. Ending Class A Principal Balance                                  $400,312,949.94       B     $360,359,402.37    B

E. Total Principal paid to Class A Certificates                                $21,715,460.94       B      $20,358,682.81    B

F. Remaining Available Collections                                              $1,413,627.98       B       $1,413,328.66    I

G. Class B Percentage of Principal Distribution Amount                                 3.7502%      B              3.7502%   B

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                $16,443,415.52       B      $14,833,848.82    B
         2. Class B Monthly Principal                                             $846,095.55       B         $793,231.66    B
         3. Class B Percentage of Available Principal used to
              pay Class A Interest                                                     ($0.00)      B              ($0.00)   B
         4. Class B Principal Carryover Shortfall                                       $0.00       B               $0.00    B
         5. Total Class B Principal Distribution Amount                           $846,095.55       B         $793,231.66    B
         6. Payment of Class B Principal Distribution Amount
              from Available Collections                                          $846,095.55       B         $793,231.66    B
         7. Payment of Class B Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00    B
         8. Class B Principal Carryover Shortfall for the Period                        $0.00       B               $0.00    B
         9. Ending Class B Principal Balance                                   $15,597,319.97       B      $14,040,617.16    B

I. Total Principal paid to Class B Certificates                                   $846,095.55       B         $793,231.66    B

J. Remaining Available Collections                                                $567,532.43       B         $620,097.00    I

(table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
         1. Available Principal Collections                                    $20,841,458.17       J      $16,782,028.47     B
         2. Net Principal Losses                                                  $137,979.30       J         $114,028.34     B
         3. Total (1 + 2)                                                      $20,979,437.47       B      $16,896,056.81     B

B. Total Available Collections
         1. Remaining Available Principal Collections                          $20,841,458.17       J      $16,782,028.47     B
         2. Remaining Available Interest Collections                              $904,593.21       B         $561,678.54     B
         3. Total (1 + 2)                                                      $21,746,051.38       J      $17,343,707.01     B


C. Class A Percentage of Principal Distribution Amount                                96.2498%      E             96.2498%    E

D. Class A Principal Distribution Amount
         1. Beginning Class A Principal Balance                               $360,359,402.37       B     $322,598,897.43     B
         2. Class A Monthly Principal                                          $20,192,673.99       B      $16,262,426.83     B
         3. Class A Principal Carryover Shortfall                                       $0.00       B               $0.00     B
         4. Total Class A Principal Distribution Amount                        $20,192,673.99       B      $16,262,426.83     B
         5. Payment of Class A Principal Distribution Amount
              from Available Collections                                       $20,192,673.99       B      $16,262,426.83     B
         6. Payment of Class A Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00     B
         7. Class A Principal Carryover Shortfall for the Period                        $0.00       B               $0.00     B
         8. Ending Class A Principal Balance                                  $340,166,728.38       B     $306,336,470.60     B

E. Total Principal paid to Class A Certificates                                $20,192,673.99       B      $16,262,426.83     B

F. Remaining Available Collections                                              $1,553,377.39       J       $1,081,280.18     B

G. Class B Percentage of Principal Distribution Amount                                 3.7502%      B              3.7502%    B

H. Class B Principal Distribution Amount
         1. Beginning Class B Principal Balance                                $14,040,617.16       B      $12,569,361.48     B
         2. Class B Monthly Principal                                             $786,763.48       B         $633,629.98     B
         3. Class B Percentage of Available Principal used to
              pay Class A Interest                                                     ($0.00)      B              ($0.00)    B
         4. Class B Principal Carryover Shortfall                                       $0.00       B               $0.00     B
         5. Total Class B Principal Distribution Amount                           $786,763.48       B         $633,629.98     B
         6. Payment of Class B Principal Distribution Amount
              from Available Collections                                          $786,763.48       B         $633,629.98     B
         7. Payment of Class B Principal Distribution Amount
              from Spread Account                                                       $0.00       B               $0.00     B
         8. Class B Principal Carryover Shortfall for the Period                        $0.00       B               $0.00     B
         9. Ending Class B Principal Balance                                   $13,253,853.68       B      $11,935,731.50     B

I. Total Principal paid to Class B Certificates                                   $786,763.48       B         $633,629.98     B

J. Remaining Available Collections                                                $766,613.91       J         $447,650.20     B



Page 4                                        USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                              MONTHLY SERVICER CERTIFICATE REPORT

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance,
                Ending Pool Balance)                                            $3,497,772.22       B       $3,497,772.22     B
         2.  Maximum Amount = 1.25% of Ending Pool Balance                      $6,016,278.74       B       $5,742,197.67     B
         3.  Reserve Account Amount (Max: 1.or 2.)                              $6,016,278.74       B       $5,742,197.67     B

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage                                 0.09%      B                0.10%    B
         2.  Delinquency Percentage Trigger                                              0.85%      E                0.85%    E
         3.  Average Three Period Charge Off Rate                                        0.29%      B                0.18%    B
         4.  Charge Off Rate Trigger                                                     0.85%      E                0.85%    E
         5.  Required Reserve Account Percentage Specified                               2.50%      E                2.50%    E
         6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                                  1                           1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4.
               theB 2.50% of Ending Pool Balance until                                  $0.00       B               $0.00     B
                   1. < 2 and 3. < 4. for six consecutive
                          collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                $6,016,278.74       B       $5,742,197.67     B

D. Remaining Available Collections                                                $689,257.27       B         $720,211.83     B

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                   $6,331,435.06       B       $6,016,278.74     B
         2. Withdrawal from Reserve Account to pay Servicer Advance                     $0.00       B               $0.00     B
         3. Withdrawal from Reserve Account to pay Servicing Fee                        $0.00       B               $0.00     B
         4. Withdrawal from Reserve Account to pay Class A Interest                     $0.00       B               $0.00     B
         5. Withdrawal from Reserve Account to pay Class B Interest                     $0.00       B               $0.00     B
         6. Withdrawal from Reserve Account to pay Class A Principal                    $0.00       B               $0.00     B
         7. Withdrawal from Reserve Account to pay Class B Principal                    $0.00       B               $0.00     B
         8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                          $0.00       B               $0.00     B
         9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                   $315,156.32       B         $274,081.07     B
        10. Ending Reserve Account Balance                                      $6,016,278.74       B       $5,742,197.67     B

(table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance,
                Ending Pool Balance)                                            $3,497,772.22       B       $3,497,772.22     B
         2.  Maximum Amount = 1.25% of Ending Pool Balance                      $5,198,878.38       B       $4,680,000.25     B
         3.  Reserve Account Amount (Max: 1.or 2.)                              $5,198,878.38       B       $4,680,000.25     B

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage                                 0.11%      B                0.11%    B
         2.  Delinquency Percentage Trigger                                              0.85%      E                0.85%    E
         3.  Average Three Period Charge Off Rate                                        0.31%      B                0.35%    B
         4.  Charge Off Rate Trigger                                                     0.85%      E                0.85%    E
         5.  Required Reserve Account Percentage Specified                               2.50%      E                2.50%    E
         6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                                  1                           1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4.
               theB 2.50% of Ending Pool Balance until                                  $0.00       B               $0.00     B
                   1. < 2 and 3. < 4. for six consecutive
                          collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                $5,198,878.38       B       $4,680,000.25     B

D. Remaining Available Collections                                                $567,532.43       B         $620,097.00     I

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                   $5,480,897.84       B       $4,944,399.18     B
         2. Withdrawal from Reserve Account to pay Servicer Advance                     $0.00       B               $0.00     B
         3. Withdrawal from Reserve Account to pay Servicing Fee                        $0.00       B               $0.00     B
         4. Withdrawal from Reserve Account to pay Class A Interest                     $0.00       B               $0.00     B
         5. Withdrawal from Reserve Account to pay Class B Interest                     $0.00       B               $0.00     B
         6. Withdrawal from Reserve Account to pay Class A Principal                    $0.00       B               $0.00     B
         7. Withdrawal from Reserve Account to pay Class B Principal                    $0.00       B               $0.00     B
         8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                          $0.00       B               $0.00     B
         9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                   $282,019.46       B         $264,398.93     B
        10. Ending Reserve Account Balance                                      $5,198,878.38       B       $4,680,000.25     B

(table contineud)

VIII.  Required Reserve Account Amount for Next Distribution Date
A. Reserve Account Required Amount.
         1.  Floor Amount = min(0.50% of Initial Pool Balance,
                Ending Pool Balance)                                            $3,497,772.22       B       $3,497,772.22     B
         2.  Maximum Amount = 1.25% of Ending Pool Balance                      $4,417,757.28       B       $3,978,402.53     B
         3.  Reserve Account Amount (Max: 1.or 2.)                              $4,417,757.28       B       $3,978,402.53     B

B. Reserve Account Triggers
         1.  Average Three Period Delinquency Percentage                                 0.12%      B                0.14%    B
         2.  Delinquency Percentage Trigger                                              0.85%      E                0.85%    E
         3.  Average Three Period Charge Off Rate                                        0.35%      B                0.34%    B
         4.  Charge Off Rate Trigger                                                     0.85%      E                0.85%    E
         5.  Required Reserve Account Percentage Specified                               2.50%      E                2.50%    E
         6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                                  1                           1
         7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4.
               theB 2.50% of Ending Pool Balance until                                  $0.00       B               $0.00     B
                   1. < 2 and 3. < 4. for six consecutive
                          collection periods else 0)
C. Required Reserve Account Amount for Next Period (Max: A or B)                $4,417,757.28       B       $3,978,402.53     B

D. Remaining Available Collections                                                $766,613.91       J         $447,650.20     B

E. Reserve Account Activity
         1. Beginning Reserve Account Balance                                   $4,680,000.25       B       $4,189,603.25     B
         2. Withdrawal from Reserve Account to pay Servicer Advance                     $0.00       B               $0.00     B
         3. Withdrawal from Reserve Account to pay Servicing Fee                        $0.00       B               $0.00     B
         4. Withdrawal from Reserve Account to pay Class A Interest                     $0.00       B               $0.00     B
         5. Withdrawal from Reserve Account to pay Class B Interest                     $0.00       B               $0.00     B
         6. Withdrawal from Reserve Account to pay Class A Principal                    $0.00       B               $0.00     B
         7. Withdrawal from Reserve Account to pay Class B Principal                    $0.00       B               $0.00     B
         8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                          $0.00       B               $0.00     B
         9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                   $262,242.97       B         $211,200.72     B
         10. Ending Reserve Account Balance                                     $4,417,757.28       B       $3,978,402.53     B




Page 5                                           USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                 MONTHLY SERVICER CERTIFICATE REPORT

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                Principal                   Principal
         31-60 days                                                             $2,126,860.92       F       $1,554,494.47     F
         61-90 days                                                               $222,724.78       F         $431,113.65     F
         91-120 days                                                              $142,655.16       F         $106,113.63     F
         Total                                                                  $2,492,240.86       B       $2,091,721.75     B

         Delinquency                                                                    Units                       Units
         31-60 days                                                                       195       F                 146     F
         61-90 days                                                                        22       F                  40     F
         91-120 days                                                                       15       F                  10     F
         Total                                                                            232       B                 196     B

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days              $365,379.94       B         $537,227.28     B
         2.  Portfolio Principal Ending Balance for Collection Period         $481,302,299.04       B     $459,375,813.24     B
         3.  Delinquency Percentage (1/2)                                                0.08%      B                0.12%    B
         4.  Outstanding Principal Balance for Delinquency >=90 days              $142,655.16       B         $106,113.63     B
         5.  Portfolio Principal Ending Balance for Collection Period         $481,302,299.04       B     $459,375,813.24     B
         6.  Delinquency Percentage (4/5)                                                0.03%      B                0.02%    B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                     0.09%      B                0.10%    B
B.  Delinquency Ratio for Prior Collection Period                                        0.10%      B                0.08%    B
C.  Delinquency Ratio for Current Collection Period                                      0.08%      B                0.12%    B
D.  Average Delinquency Ratio ((sum A through C)/3)                                      0.09%      B                0.10%    B

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                           $78,219.16      B         $103,024.54     B
         2.  Principal Balance of Defaulted Receivable                             $118,716.50      B         $182,779.69     B
         3.  Average Pool Balance for Collection Period                        $493,908,551.80      B     $470,339,056.14     B
         4.  Net Loss Ratio ((2-1)/3)                                                    0.10%     B                0.20%    B

A.  Net Loss Ratio for 2 Collection Periods Prior                                         0.52%     B                0.24%    B
B.  Net Loss Ratio for Prior Collection Period                                            0.24%     B                0.10%    B
C.  Net Loss Ratio for Current Collection Period                                          0.10%     B                0.20%    B
D.  Average Net Loss Ratio ((sum A through C)/3)                                          0.29%     B                0.18%    B

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                Principal                   Principal
         31-60 days                                                             $1,571,687.20       F       $1,997,862.04     F
         61-90 days                                                               $371,551.66       F         $306,012.33     F
         91-120 days                                                               $77,516.53       F         $120,995.31     F
         Total                                                                  $2,020,755.39       B       $2,424,869.68     B

         Delinquency                                                                    Units                       Units
         31-60 days                                                                       154       F                 203     F
         61-90 days                                                                        34       F                  34     F
         91-120 days                                                                        8       F                   9     F
         Total                                                                            196       B                 246     B

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days              $449,068.19       B         $427,007.64     B
         2.  Portfolio Principal Ending Balance for Collection Period         $415,910,270.60       B     $374,400,020.22     B
         3.  Delinquency Percentage (1/2)                                                0.11%      B                0.11%    B
         4.  Outstanding Principal Balance for Delinquency >=90 days               $77,516.53       B         $120,995.31     B
         5.  Portfolio Principal Ending Balance for Collection Period         $415,910,270.60       B     $374,400,020.22     B
         6.  Delinquency Percentage (4/5)                                                0.02%      B                0.03%    B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                     0.12%      B                0.11%    B
B.  Delinquency Ratio for Prior Collection Period                                        0.09%      B                0.11%    B
C.  Delinquency Ratio for Current Collection Period                                      0.11%      B                0.11%    B
D.  Average Delinquency Ratio ((sum A through C)/3)                                      0.11%      B                0.11%    B

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                          $123,412.14      B         $102,921.75     I
         2.  Principal Balance of Defaulted Receivable                             $282,502.17      B         $214,277.44     B
         3.  Average Pool Balance for Collection Period                        $427,191,048.85      B     $384,975,977.46     B
         4.  Net Loss Ratio ((2-1)/3)                                                     0.45%     B                0.35%    B

A.  Net Loss Ratio for 2 Collection Periods Prior                                         0.20%     B                0.45%    B
B.  Net Loss Ratio for Prior Collection Period                                            0.27%     B                0.25%    B
C.  Net Loss Ratio for Current Collection Period                                          0.45%     B                0.35%    B
D.  Average Net Loss Ratio ((sum A through C)/3)                                          0.31%     B                0.35%    B

(table contiinued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
         Delinquency                                                                Principal                   Principal
         31-60 days                                                             $1,670,374.71       F       $1,543,860.55     F
         61-90 days                                                               $375,072.05       F         $416,878.36     F
         91-120 days                                                               $69,396.01       F         $134,490.70     F
         Total                                                                  $2,114,842.77       B       $2,095,229.61     B

         Delinquency                                                                    Units                       Units
         31-60 days                                                                       176       F                 157     F
         61-90 days                                                                        39       F                  48     F
         91-120 days                                                                        7       F                  15     F
         Total                                                                            222       B                 220     B

B.  Delinquency Percentage
         1.  Outstanding Principal Balance for Delinquency >=60 days              $444,468.06       B         $551,369.06     B
         2.  Portfolio Principal Ending Balance for Collection Period         $353,420,582.75       B     $318,272,202.79     B
         3.  Delinquency Percentage (1/2)                                                0.13%      B                0.17%    B
         4.  Outstanding Principal Balance for Delinquency >=90 days               $69,396.01       B         $134,490.70     B
         5.  Portfolio Principal Ending Balance for Collection Period         $353,420,582.75       B     $318,272,202.79     B
         6.  Delinquency Percentage (4/5)                                                0.02%      B                0.04%    B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                     0.11%      B                0.13%    B
B.  Delinquency Ratio for Prior Collection Period                                        0.11%      B                0.12%    B
C.  Delinquency Ratio for Current Collection Period                                      0.13%      B                0.17%    B
D.  Average Delinquency Ratio ((sum A through C)/3)                                      0.12%      B                0.14%    B

XI.  Portfolio Average Net Loss Ratio
         1.  Principal Recoveries of Defaulted Receivable                          $126,742.10      J         $149,712.39     B
         2.  Principal Balance of Defaulted Receivable                             $264,721.40      B         $263,740.73     B
         3.  Average Pool Balance for Collection Period                        $363,910,301.49      B     $326,720,231.20     B
         4.  Net Loss Ratio ((2-1)/3)                                                    0.45%     B                0.42%    B

A.  Net Loss Ratio for 2 Collection Periods Prior                                         0.25%     B                0.45%    B
B.  Net Loss Ratio for Prior Collection Period                                            0.35%     B                0.14%    B
C.  Net Loss Ratio for Current Collection Period                                          0.45%     B                0.42%    B
D.  Average Net Loss Ratio ((sum A through C)/3)                                          0.35%     B                0.34%    B



Page 6                                           USAA Auto Loan Grantor Trust 1998-1
                               $673,320,000 5.80% Automobile Loan Pass-Through Certificates, Class A
                               $26,234,444 6.15% Automobile Loan Pass-Through Certificates, Class B
                                                 MONTHLY SERVICER CERTIFICATE REPORT

On December 15, 1999, interest earned and principal paid of the underlying assets for the month of November 1999 were paid to you by the paying agent on behalf of Chase Manhattan Bank, in its capacity as Trustee for the above referenced issue. The following information is being provided pursuant to
Section 14.8 of the Pooling and Servicing Agreement, dated as of July 1, 1998.
This payment per dollar current outstanding of your holdings is allocated as follows:

1)  Class A Principal                                              $24,266,995.00         $21,104,206.44        $21,715,460.94
      Principal Factor                                                  0.0497764              0.0455566             0.0514550

2)  Class A Interest                                                $2,356,345.05          $2,239,054.57         $2,039,803.99
      Interest Factor                                                   0.0048333              0.0048333             0.0048333
         Total per each individual Class A Certificate                 $26,623.34             $23,343.26            $23,755.26

3)  Class B Principal                                                 $945,510.51            $822,279.36           $846,095.55
      Principal Factor                                                  0.0497764              0.0455566             0.0514550

4)  Class B Interest                                                   $97,350.09             $92,504.35            $84,272.50
      Interest Factor                                                   0.0051250              0.0051250             0.0051250
         Total per each individual Class B Certificate                  $1,042.86                $914.78               $930.37

5)  Fees and Compensation paid to Servicer
     (a)  Total                                                       $422,095.67            $401,085.25           $365,393.19
     (b)  Per individual Class A and Class B Certificate                  $422.10                $401.09               $365.39

6)  The amount deposited into the Reserve Account                           $0.00                  $0.00                 $0.00

7)  Aggregate Unreimbursed Advances
         This Month                                                    $74,922.38             $70,784.10            $72,049.75
         Previous Month                                                     $0.00                  $0.00                 $0.00
         Change From Previous Month                                    $74,922.38             $70,784.10            $72,049.75

8)   (a)  Pool Balance after this payment                         $481,302,299.04        $459,375,813.24        $415,910,270.60
     (b)  Pool Factor after this payment                                0.6622110              0.6320430             0.5722399

9)   (a) Available Reserve Account Amount                           $6,331,435.06          $6,016,278.74         $5,480,897.84
     (b) Percent of Pool Balance                                             1.25%                  1.25%                 1.25%

10)  Required Reserve Account Amount                                $6,016,278.74          $5,742,197.67          $5,198,878.38

(table continued)

1)  Class A Principal                                              $20,358,682.81         $20,192,673.99         $16,262,426.83
      Principal Factor                                                  0.0534744              0.0560348              0.0504107

2)  Class A Interest                                                $1,840,137.41          $1,741,737.11          $1,559,228.00
      Interest Factor                                                   0.0048333              0.0048333              0.0048333
         Total per each individual Class A Certificate                     $32.97                 $32.58                 $26.47

3)  Class B Principal                                                 $793,231.66            $786,763.48            $633,629.98
      Principal Factor                                                  0.0534744              0.0560348              0.0504107

4)  Class B Interest                                                   $76,023.48             $71,958.16             $64,417.98
      Interest Factor                                                   0.0051250              0.0051250              0.0051250
         Total per each individual Class B Certificate                     $33.13                 $32.73                 $26.61

5)  Fees and Compensation paid to Servicer
     (a)  Total                                                       $329,626.61            $312,000.02            $279,306.88
     (b)  Per individual Class A and Class B Certificate                  $329.63                $312.00                $279.31

6)  The amount deposited into the Reserve Account                           $0.00                  $0.00                  $0.00

7)  Aggregate Unreimbursed Advances
         This Month                                                    $69,793.46             $68,073.57             $88,627.55
         Previous Month                                                     $0.00                  $0.00                  $0.00
         Change From Previous Month                                    $69,793.46             $68,073.57             $88,627.55

8)   (a)  Pool Balance after this payment                         $374,400,020.22        $353,420,582.75        $318,272,202.79
     (b)  Pool Factor after this payment                                0.5151270              0.4862620              0.4379023

9)   (a) Available Reserve Account Amount                           $4,944,399.18          $4,680,000.25          $4,189,603.25
     (b) Percent of Pool Balance                                             1.25%                  1.25%                  1.25%

10)  Required Reserve Account Amount                                $4,680,000.25          $4,417,757.28          $3,978,402.53
