Form 10-K
period 1999-12-31
USAA FEDERAL SAVINGS BANK
filed 2000-04-28
CIK 908392

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1999.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-81385

                 USAA AUTO LOAN GRANTOR TRUST 1999-1 (Issuer)
              USAA FEDERAL SAVINGS BANK (Originator of the Trust)
            (Exact name of registrant as specified in its charter)

      UNITED STATES                                          74-6479249
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  10750 McDermott Freeway, San Antonio, Texas                  78288
(Address of principal executive offices)                     (Zip Code)

                                (210) 498-7479
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

USAA Auto Loan Grantor Trust 1999-1 had less than 300 certificates outstanding as of December 30, 1999. These certificates represent the Class A and Class B of certificates of USAA Auto Loan Grantor Trust 1999-1.

     The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                       USAA AUTO LOAN GRANTOR TRUST 1999-1
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2.  PROPERTIES

     USAA Auto Loan Grantor Trust 1999-1 (the Trust) was formed pursuant to a Pooling and Servicing Agreement dated as of July 1, 1999 between USAA Federal Savings Bank as Seller and Servicer, and Bank of New York, as Trustee.

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 6.10% Automobile Loan Pass-Through
Certificates, Class A, and 6.67% Automobile Loan Pass-Through Certificates, Class B (the Certificates), and engaging in related transactions.

     The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           50,458   $699,376,130.00
  July 1, 1999
Prepayments                                 4,999    $130,440,187.76
Repossessions                               106      $  1,554,577.71
Receivables outstanding,                    45,353   $567,381,364.53
 December 31, 1999


Delinquent Receivables as of December 31, 1999:

                                            Units    ($ in 000's)

31-60 days                                  259      $3,247,730.18
61-90 days                                  41       $  650,974.45
91 days or more                             19       $  298,979.01
  Total                                     319      $4,197,683.64

     Losses on repossessions for the period ending December 31, 1999 were approximately $1,554,577.71 on 106 Receivables.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 1999, there were 32 direct and indirect participants in The Depository Trust Company holding positions in the Certificates. The principal markets in which the Certificates are traded are the U.S. domestic capital markets.


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

                            USAA FEDERAL SAVINGS BANK
                              (Registrant)

                              /s/ MICHAEL J. BROKER
                              ---------------------------------------------
                              By: MICHAEL J. BROKER
                                   (Duly Authorized Officer of
                                   USAA Federal Savings Bank, as Servicer,
                                   on behalf of the Trust)

                                   EXHIBIT "A"

                                AGGREGATE REPORT


Page 1
                                                USAA Auto Loan Grantor Trust 1999-1
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT


Collection Period # Beginning Date                                                   07/01/99          08/01/99          09/01/99
Collection Period # End Date                                                         07/31/99          08/31/99          09/30/99
Distribution Date                                                                    08/16/99          09/15/99          10/15/99

I.  Available Amount in the Certificate Account
A.  Credits
           1.  Payments from Obligors Applied to Collection Period

                  a. Principal Payments                                        $22,901,329.00    $23,714,162.69    $21,938,137.06
                  b. Interest Payments                                          $4,813,202.57     $4,862,756.38     $4,613,861.60
                  c. Total (a+b)                                               $27,714,531.57    $28,576,919.07    $26,551,998.66
           2.  Repurchase Amount From Repurchased Receivable
                  a. Principal Payments                                            $23,669.35        $63,686.98        $57,070.39
                  b. Interest Payments                                                 $72.96           $123.81           $222.28
                  c. Total (a+b)                                                   $23,742.31        $63,810.79        $57,292.67
           3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                                          $0.00        $15,395.44         $3,715.32
                  b. Principal Balance of Defaulted Receivable                      $9,976.55       $256,246.44       $235,494.45
                  c. Net Principal loss                                             $9,976.55       $240,851.00       $231,779.13
           4.  Advance by Servicer                                                 $77,521.78        $96,854.32        $97,285.74
           5.  Investment Earnings on Certificate Account (as of month end)         $6,531.64       $104,309.69       $103,853.62
           6.  Overpayment from Obligors                                                $0.00             $0.00             $0.00
           7.  Net Adjustments
                  a. to Interest Collections                                            $0.00             $0.00             $0.00
                  b. to Principal Collections                                           $0.00             $0.00             $0.00
           8.  Total Credits (sum 1 through 7)                                 $27,822,327.30    $28,857,289.31    $26,814,146.01
B.  Debits
           1.  Overpayment from Obligors                                                $0.00             $0.00             $0.00
           2.  Total Debits                                                             $0.00             $0.00             $0.00
C.  Total Collections (A-B)                                                    $27,822,327.30    $28,857,289.31    $26,814,146.01
           1. Available Interest Collections                                    $4,897,328.95     $5,064,044.20     $4,815,223.24
           2. Available Principal Collections                                  $22,924,998.35    $23,793,245.11    $21,998,922.77
II. Receivable Pool Balance
A. Original Principal Pool Balance                                            $699,376,130.44   $699,376,130.44   $699,376,130.44
B. Principal Pool Balance as of the Beginning of the Collection Period        $699,376,130.44   $676,441,155.54   $652,407,059.43
C. Principal Pool Balance as of the End of the Collection Period              $676,441,155.54   $652,407,059.43   $630,176,357.53

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
           1.  Beginning Class A Balance                                       $673,149,000.00  $651,074,086.66   $627,941,269.15
           2.  Ending Class A Balance                                          $651,074,086.66  $627,941,269.15   $606,544,218.57
B.  Class B Certificates
           1.  Beginning Class B Balance                                       $26,227,130.44    $25,367,068.88    $24,465,790.28
           2.  Ending Class B Balance                                          $25,367,068.88    $24,465,790.28    $23,632,138.96
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                              $5,245,321.00     $5,245,321.00     $5,245,321.00
B. Beginning Reserve Account Balance                                            $5,245,321.00     $5,982,240.08     $6,713,585.32
C. Ending Reserve Account Balance                                               $5,982,240.08     $6,713,585.32     $7,328,478.76
V. Summary of Cash Disbursements
A. Available Collections                                                       $27,822,327.30    $28,857,289.31    $26,814,146.01
B. Withdrawals from Reserve Account                                                     $0.00             $0.00             $0.00
C. Total Available Collections                                                 $27,822,327.30    $28,857,289.31    $26,814,146.01
D. Reimbursement of Advance                                                             $0.00        $77,521.78        $96,854.32
E. Payment of Servicing Fee                                                       $582,813.44       $563,700.96       $543,672.55
F. Interest paid to Class A Certificates                                        $3,421,840.75     $3,309,626.61     $3,192,034.78
G. Interest paid to Class B Certificates                                          $145,779.13       $140,998.62       $135,989.02
H. Principal paid to Class A Certificates                                      $22,074,913.34    $23,132,817.51    $21,397,050.58
I. Principal paid to Class B Certificates                                         $860,061.56       $901,278.60       $833,651.32
J. Remaining Available Collections                                                $736,919.08       $731,345.23       $614,893.44
K. Deposit from Remaining Available Collections to fund Reserve Account           $736,919.08       $731,345.23       $614,893.44
L. Remaining Available Collections Released to Seller                                   $0.00            ($0.00)           ($0.00)


(Table continued)

Collection Period # Beginning Date                                                   10/01/99          11/01/99          12/01/99
Collection Period # End Date                                                         10/31/99          11/30/99          12/31/99
Distribution Date                                                                    11/15/99          12/15/99          01/15/00

I.  Available Amount in the Certificate Account
A.  Credits
           1.  Payments from Obligors Applied to Collection Period
                  a.  Principal Payments                                       $21,233,073.17    $20,142,706.21    $20,222,690.95
                  b.  Interest Payments                                         $4,318,485.88     $4,245,809.56     $4,015,731.14
                  c.  Total (a+b)                                              $25,551,559.05    $24,388,515.77    $24,238,422.09
           2.  Repurchase Amount From Repurchased Receivable
                  a.  Principal Payments                                           $43,789.27        $75,307.16        $24,565.97
                  b.  Interest Payments                                               $223.32           $557.44           $155.05
                  c.  Total (a+b)                                                  $44,012.59        $75,864.60        $24,721.02
           3.  Recovery of Defaulted Receivable
                  a. Principal Recovery Amount                                     $79,121.48        $73,164.48       $132,379.30
                  b. Principal Balance of Defaulted Receivable                    $328,095.32       $291,927.75       $432,837.20
                  c. Net Principal loss                                           $248,973.84       $218,763.27       $300,457.90
           4.  Advance by Servicer                                                 $98,661.68       $171,654.37       $129,152.72
           5.  Investment Earnings on Certificate Account (as of month end)        $99,935.95        $91,580.63        $91,804.88
           6.  Overpayment from Obligors                                                $0.00             $0.00             $0.00
           7.  Net Adjustments
                  a. to Interest Collections                                            $0.00             $0.00             $0.00
                  b. to Principal Collections                                           $0.00             $0.00             $0.00
           8.  Total Credits (sum 1 through 7)                                 $25,873,290.75    $24,800,779.85    $24,616,480.01
B.  Debits
           1.  Overpayment from Obligors                                                $0.00             $0.00             $0.00
           2.  Total Debits                                                             $0.00             $0.00             $0.00
C.  Total Collections (A-B)                                                    $25,873,290.75    $24,800,779.85    $24,616,480.01
           1. Available Interest Collections                                    $4,517,306.83     $4,509,602.00     $4,236,843.79
           2. Available Principal Collections                                  $21,355,983.92    $20,291,177.85    $20,379,636.22
II. Receivable Pool Balance
A. Original Principal Pool Balance                                            $699,376,130.44   $699,376,130.44   $699,376,130.44
B. Principal Pool Balance as of the Beginning of the Collection Period        $630,176,357.53   $608,571,399.77   $588,061,458.65
C. Principal Pool Balance as of the End of the Collection Period              $608,571,399.77   $588,061,458.65   $567,381,364.53

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
           1.  Beginning Class A Balance                                      $606,544,218.57   $585,749,446.73   $566,008,628.40
           2.  Ending Class A Balance                                         $585,749,446.73   $566,008,628.40   $546,104,037.81
B.  Class B Certificates
           1.  Beginning Class B Balance                                       $23,632,138.96    $22,821,953.04    $22,052,830.25
           2.  Ending Class B Balance                                          $22,821,953.04    $22,052,830.25    $21,277,326.72
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                              $5,245,321.00     $5,245,321.00     $5,245,321.00
B. Beginning Reserve Account Balance                                            $7,328,478.76     $7,607,142.50     $7,350,768.23
C. Ending Reserve Account Balance                                               $7,607,142.50     $7,350,768.23     $7,092,267.06
V. Summary of Cash Disbursements
A. Available Collections                                                       $25,873,290.75    $24,800,779.85    $24,616,480.01
B. Withdrawals from Reserve Account                                                     $0.00       $256,374.27       $258,501.17
C. Total Available Collections                                                 $25,873,290.75    $25,057,154.12    $24,874,981.18
D. Reimbursement of Advance                                                        $97,285.74        $98,661.68       $171,654.37
E. Payment of Servicing Fee                                                       $525,146.96       $507,142.83       $490,051.22
F. Interest paid to Class A Certificates                                        $3,083,266.44     $2,977,559.69     $2,877,210.53
G. Interest paid to Class B Certificates                                          $131,355.31       $126,852.02       $122,576.98
H. Principal paid to Class A Certificates                                      $20,794,771.84    $19,740,818.33    $19,904,590.59
I. Principal paid to Class B Certificates                                         $810,185.92       $769,122.79       $775,503.53
J. Remaining Available Collections                                                $431,278.54       $836,996.78       $533,393.96
K. Deposit from Remaining Available Collections to fund Reserve Account           $278,663.74             $0.00             $0.00
L. Remaining Available Collections Released to Seller                             $152,614.80       $836,996.78       $533,393.96




Page 2
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                               $4,897,328.95     $5,064,044.20     $4,815,223.24

B.  Reimbursement of Advance
           1. Prior Advance Outstanding                                                 $0.00        $77,521.78       $96,854.32
           2. Reimbursement of Prior Advance Outstanding from Interest
              Collections                                                               $0.00        $77,521.78        $96,854.32
           3. Remaining Prior Advance Outstanding                                       $0.00             $0.00             $0.00
           4. Reimbursement of Prior Advance Outstanding from Spread Account            $0.00             $0.00             $0.00
           5. Remaining Prior Advance Outstanding                                       $0.00             $0.00             $0.00
           6. Current Advance                                                      $77,521.78        $96,854.32        $97,285.74
           7. Total Advance Outstanding for the Period                             $77,521.78        $96,854.32        $97,285.74

C. Total Reimbursement of Advance paid                                                  $0.00        $77,521.78        $96,854.32

D. Remaining Available Interest Collections                                     $4,897,328.95     $4,986,522.42     $4,718,368.92

E. Servicing Fee
           1. Current Servicing Fee Accrued                                       $582,813.44       $563,700.96       $543,672.55
           2. Unpaid Servicing Fees From Prior Collection Periods                       $0.00             $0.00             $0.00
           3. Total Servicing Fee Due                                             $582,813.44       $563,700.96       $543,672.55
           4. Payment of Servicing Fee from Interest Collections                  $582,813.44       $563,700.96       $543,672.55
           5. Payment of Servicing Fee from Reserve Account                             $0.00             $0.00             $0.00
           6. This period unpaid Servicing Fee                                          $0.00             $0.00             $0.00

F. Total Servicing Fee paid                                                       $582,813.44       $563,700.96       $543,672.55

G. Remaining Available Interest Collections                                     $4,314,515.51     $4,422,821.46     $4,174,696.37

H. Class A Interest Distribution Amount
           1. Class A Coupon Rate                                                        6.10%             6.10%             6.10%
           2. Class A Monthly Interest                                          $3,421,840.75     $3,309,626.61     $3,192,034.78
           3. Class A Interest Carryover Shortfall                                      $0.00             $0.00             $0.00
           4. Class A Interest on Interest Carryover Shortfall                          $0.00             $0.00             $0.00
           5. Class A Interest Distributable Amount                             $3,421,840.75     $3,309,626.61     $3,192,034.78
           6. Payment of Class A Interest Distributable Amount from
              Interest Collections                                              $3,421,840.75     $3,309,626.61     $3,192,034.78
           7. Payment of Class A Interest Distributable Amount from
              Spread Account                                                            $0.00             $0.00             $0.00
           8. Payment of Class A Interest Distributable Amount from
              Class B Percentage of Available Principal                                ($0.00)           ($0.00)           ($0.00)
           9. This period Class A Interest Carryover Shortfall                          $0.00             $0.00             $0.00

I. Total Interest paid to Class A Certificates                                  $3,421,840.75     $3,309,626.61     $3,192,034.78

J. Remaining Available Interest Collections                                       $892,674.76     $1,113,194.85       $982,661.59

K. Class B Interest Distribution Amount
           1. Class B Coupon Rate                                                        6.67%             6.67%             6.67%
           2. Class B Monthly Interest                                            $145,779.13       $140,998.62       $135,989.02
           3. Class B Interest Carryover Shortfall                                      $0.00             $0.00             $0.00
           4. Class B Interest on Interest Carryover Shortfall                          $0.00             $0.00             $0.00
           5. Class B Interest Distributable Amount                               $145,779.13       $140,998.62       $135,989.02
           6. Payment of Class B Interest Distributable Amount from
              Interest Collections                                                $145,779.13       $140,998.62       $135,989.02
           7. Payment of Class B Interest Distributable Amount from
              Spread Account                                                            $0.00             $0.00             $0.00
           8. This period Class B Interest Carryover Shortfall                          $0.00             $0.00             $0.00

L. Total Interest paid to Class B Certificates                                    $145,779.13       $140,998.62       $135,989.02

M. Remaining Available Interest Collections                                       $746,895.63       $972,196.23       $846,672.57

(Table continued)



VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                               $4,517,306.83     $4,509,602.00     $4,236,843.79

B.  Reimbursement of Advance
           1. Prior Advance Outstanding                                            $97,285.74        $98,661.68       $171,654.37
           2. Reimbursement of Prior Advance Outstanding from Interest
              Collections                                                          $97,285.74        $98,661.68       $171,654.37
           3. Remaining Prior Advance Outstanding                                       $0.00             $0.00             $0.00
           4. Reimbursement of Prior Advance Outstanding from Spread Account            $0.00             $0.00             $0.00
           5. Remaining Prior Advance Outstanding                                       $0.00             $0.00             $0.00
           6. Current Advance                                                      $98,661.68       $171,654.37       $129,152.72
           7. Total Advance Outstanding for the Period                             $98,661.68       $171,654.37       $129,152.72

C. Total Reimbursement of Advance paid                                             $97,285.74        $98,661.68       $171,654.37

D . Remaining Available Interest Collections                                    $4,420,021.09     $4,410,940.32     $4,065,189.42

E. Servicing Fee
           1. Current Servicing Fee Accrued                                       $525,146.96       $507,142.83       $490,051.22
           2. Unpaid Servicing Fees From Prior Collection Periods                       $0.00             $0.00             $0.00
           3. Total Servicing Fee Due                                             $525,146.96       $507,142.83       $490,051.22
           4. Payment of Servicing Fee from Interest Collections                  $525,146.96       $507,142.83       $490,051.22
           5. Payment of Servicing Fee from Reserve Account                             $0.00             $0.00             $0.00
           6. This period unpaid Servicing Fee                                          $0.00             $0.00             $0.00

F. Total Servicing Fee paid                                                       $525,146.96       $507,142.83       $490,051.22

G. Remaining Available Interest Collections                                     $3,894,874.13     $3,903,797.49     $3,575,138.20

H. Class A Interest Distribution Amount
           1. Class A Coupon Rate                                                       6.10%              6.10%             6.10%
           2. Class A Monthly Interest                                         $3,083,266.44      $2,977,559.69     $2,877,210.53
           3. Class A Interest Carryover Shortfall                                     $0.00              $0.00             $0.00
           4. Class A Interest on Interest Carryover Shortfall                         $0.00              $0.00             $0.00
           5. Class A Interest Distributable Amount                             $3,083,266.44     $2,977,559.69     $2,877,210.53
           6. Payment of Class A Interest Distributable Amount from
              Interest Collections                                              $3,083,266.44     $2,977,559.69     $2,877,210.53
           7. Payment of Class A Interest Distributable Amount from
              Spread Account                                                            $0.00             $0.00             $0.00
           8. Payment of Class A Interest Distributable Amount from
              Class B Percentage of Available Principal                                ($0.00)           ($0.00)           ($0.00)
           9. This period Class A Interest Carryover Shortfall                          $0.00             $0.00             $0.00

I. Total Interest paid to Class A Certificates                                  $3,083,266.44     $2,977,559.69     $2,877,210.53

J. Remaining Available Interest Collections                                       $811,607.69       $926,237.80       $697,927.67

K. Class B Interest Distribution Amount
           1. Class B Coupon Rate                                                        6.67%             6.67%             6.67%
           2. Class B Monthly Interest                                            $131,355.31       $126,852.02       $122,576.98
           3. Class B Interest Carryover Shortfall                                      $0.00             $0.00             $0.00
           4. Class B Interest on Interest Carryover Shortfall                          $0.00             $0.00             $0.00
           5. Class B Interest Distributable Amount                               $131,355.31       $126,852.02       $122,576.98
           6. Payment of Class B Interest Distributable Amount from
              Interest Collections                                                $131,355.31       $126,852.02       $122,576.98
           7. Payment of Class B Interest Distributable Amount from
              Spread Account                                                            $0.00             $0.00             $0.00
           8. This period Class B Interest Carryover Shortfall                          $0.00             $0.00             $0.00

L. Total Interest paid to Class B Certificates                                    $131,355.31       $126,852.02       $122,576.98

M. Remaining Available Interest Collections                                       $680,252.38       $799,385.78       $575,350.69





Page 3
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
           1. Available Principal Collections                               $22,924,998.35    $23,793,245.11    $21,998,922.77
           2. Net Principal Losses                                               $9,976.55       $240,851.00       $231,779.13
           3. Total (1 + 2)                                                 $22,934,974.90    $24,034,096.11    $22,230,701.90

B. Total Available Collections
           1. Remaining Available Principal Collections                     $22,924,998.35    $23,793,245.11    $21,998,922.77
           2. Remaining Available Interest Collections                         $746,895.63       $972,196.23       $846,672.57
           3. Total (1 + 2)                                                 $23,671,893.98    $24,765,441.34    $22,845,595.34

C.  Class A Percentage of Principal Distribution Amount                           96.2500%          96.2500%          96.2500%

D. Class A Principal Distribution Amount
           1. Beginning Class A Principal Balance                          $673,149,000.00   $651,074,086.66   $627,941,269.15
           2. Class A Monthly Principal                                     $22,074,913.34    $23,132,817.51    $21,397,050.58
           3. Class A Principal Carryover Shortfall                                  $0.00             $0.00             $0.00
           4. Total Class A Principal Distribution Amount                   $22,074,913.34    $23,132,817.51    $21,397,050.58
           5. Payment of Class A Principal Distribution Amount from
              Available Collections                                         $22,074,913.34    $23,132,817.51     21,397,050.58
           6. Payment of Class A Principal Distribution Amount from
              Spread Account                                                         $0.00             $0.00             $0.00
           7. Class A Principal Carryover Shortfall for the Period                   $0.00             $0.00             $0.00
           8. Ending Class A Principal Balance                             $651,074,086.66   $627,941,269.15   $606,544,218.57

E. Total Principal paid to Class A Certificates                             $22,074,913.34    $23,132,817.51    $21,397,050.58

F. Remaining Available Collections                                           $1,596,980.64     $1,632,623.83     $1,448,544.76

G. Class B Percentage of Principal Distribution Amount                             3.7500%           3.7500%           3.7500%

H. Class B Principal Distribution Amount
           1. Beginning Class B Principal Balance                           $26,227,130.44    $25,367,068.88    $24,465,790.28
           2. Class B Monthly Principal                                        $860,061.56       $901,278.60       $833,651.32
           3. Class B Percentage of Available Principal used to pay
              Class A Interest                                                      ($0.00)           ($0.00)           ($0.00)
           3. Class B Principal Carryover Shortfall                                  $0.00             $0.00             $0.00
           4. Total Class B Principal Distribution Amount                      $860,061.56       $901,278.60       $833,651.32
           5. Payment of Class B Principal Distribution Amount from
              Available Collections                                            $860,061.56       $901,278.60       $833,651.32
           6. Payment of Class B Principal Distribution Amount from
              Spread Account                                                         $0.00             $0.00             $0.00
           7. Class B Principal Carryover Shortfall for the Period                   $0.00             $0.00             $0.00
           8. Ending Class B Principal Balance                              $25,367,068.88    $24,465,790.28    $23,632,138.96

I. Total Principal paid to Class B Certificates                                $860,061.56       $901,278.60       $833,651.32

J. Remaining Available Collections                                             $736,919.08       $731,345.23       $614,893.44

(Table continued)


VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
           1. Available Principal Collections                                $21,355,983.92     $20,291,177.85      $20,379,636.22
           2. Net Principal Losses                                              $248,973.84        $218,763.27         $300,457.90
           3. Total (1 + 2)                                                  $21,604,957.76     $20,509,941.12      $20,680,094.12

B. Total Available Collections
           1. Remaining Available Principal Collections                      $21,355,983.92     $20,291,177.85      $20,379,636.22
           2. Remaining Available Interest Collections                          $680,252.38        $799,385.78         $575,350.69
           3. Total (1 + 2)                                                  $22,036,236.30     $21,090,563.63      $20,954,986.91

C.  Class A Percentage of Principal Distribution Amount                            96.2500%           96.2500%            96.2500%

D. Class A Principal Distribution Amount
           1. Beginning Class A Principal Balance                           $606,544,218.57    $585,749,446.73     $566,008,628.40
           2. Class A Monthly Principal                                      $20,794,771.84     $19,740,818.33      $19,904,590.59
           3. Class A Principal Carryover Shortfall                                   $0.00              $0.00               $0.00
           4. Total Class A Principal Distribution Amount                    $20,794,771.84     $19,740,818.33      $19,904,590.59
           5. Payment of Class A Principal Distribution Amount from
              Available Collections                                          $20,794,771.84     $19,740,818.33      $19,904,590.59
           6. Payment of Class A Principal Distribution Amount from
              Spread Account                                                          $0.00              $0.00               $0.00
           7. Class A Principal Carryover Shortfall for the Period                    $0.00              $0.00               $0.00
           8. Ending Class A Principal Balance                              $585,749,446.73    $566,008,628.40     $546,104,037.81

E. Total Principal paid to Class A Certificates                              $20,794,771.84     $19,740,818.33      $19,904,590.59

F. Remaining Available Collections                                            $1,241,464.46      $1,349,745.30       $1,050,396.32

G. Class B Percentage of Principal Distribution Amount                              3.7500%            3.7500%             3.7500%

H. Class B Principal Distribution Amount
           1. Beginning Class B Principal Balance                            $23,632,138.96     $22,821,953.04      $22,052,830.25
           2. Class B Monthly Principal                                         $810,185.92        $769,122.79         $775,503.53
           3. Class B Percentage of Available Principal used to pay
              Class A Interest                                                       ($0.00)            ($0.00)             ($0.00)
           3. Class B Principal Carryover Shortfall                                   $0.00              $0.00               $0.00
           4. Total Class B Principal Distribution Amount                       $810,185.92        $769,122.79         $775,503.53
           5. Payment of Class B Principal Distribution Amount from
              Available Collections                                             $810,185.92        $769,122.79         $775,503.53
           6. Payment of Class B Principal Distribution Amount from
              Spread Account                                                          $0.00              $0.00               $0.00
           7. Class B Principal Carryover Shortfall for the Period                    $0.00              $0.00               $0.00
           8. Ending Class B Principal Balance                               $22,821,953.04     $22,052,830.25      $21,277,326.72

I. Total Principal paid to Class B Certificates                                 $810,185.92        $769,122.79         $775,503.53

J. Remaining Available Collections                                              $431,278.54        $580,622.51         $274,892.79





Page 4
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.

           1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)        $3,496,880.65     $3,496,880.65
           2.  Maximum Amount = 1.25% of Ending Pool Balance                                 $8,455,514.44     $8,155,088.24
           3.  Reserve Account Amount (Max: 1.or 2.)                                         $8,455,514.44     $8,155,088.24

B. Reserve Account Triggers
           1.  Average Three Period Delinquency Percentage                                             N/A               N/A
           2.  Delinquency Percentage Trigger                                                        0.85%             0.85%
           3.  Average Three Period Charge Off Rate                                                    N/A               N/A
           4.  Charge Off Rate Trigger                                                               0.85%             0.85%
           5.  Required Reserve Account Percentage Specified                                         2.50%             2.50%
           6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                           1                 1
           7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
               Ending Pool Balance until 1. < 2 and 3. < 4. for six consecutive
               collection periods else 0)                                                            $0.00             $0.00
C.  Required Reserve Account Amount for Next Period (Max: A or B)                            $8,455,514.44     $8,155,088.24

D. Remaining Available Collections                                                             $736,919.08       $731,345.23

E. Reserve Account Activity
           1. Beginning Reserve Account Balance                                              $5,245,321.00     $5,982,240.08
           2. Withdrawal from Reserve Account to pay Servicer Advance                                $0.00             $0.00
           3. Withdrawal from Reserve Account to pay Servicing Fee                                   $0.00             $0.00
           4. Withdrawal from Reserve Account to pay Class A Interest                                $0.00             $0.00
           5. Withdrawal from Reserve Account to pay Class B Interest                                $0.00             $0.00
           6. Withdrawal from Reserve Account to pay Class A Principal                               $0.00             $0.00
           7. Withdrawal from Reserve Account to pay Class B Principal                               $0.00             $0.00
           8. Deposit from Remaining Available Collections to fund Reserve Account             $736,919.08       $731,345.23
           9. Withdrawal of funds in Reserve Account in Excess of Required Reserve
              Account Balance                                                                        $0.00             $0.00
          10. Ending Reserve Account Balance                                                 $5,982,240.08     $6,713,585.32


(Table continued)

VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
           1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)        $3,496,880.65     $3,496,880.65
           2.  Maximum Amount = 1.25% of Ending Pool Balance                                 $7,877,204.47     $7,607,142.50
           3.  Reserve Account Amount (Max: 1.or 2.)                                         $7,877,204.47     $7,607,142.50

B. Reserve Account Triggers
           1.  Average Three Period Delinquency Percentage                                            0.08%             0.11%
           2.  Delinquency Percentage Trigger                                                         0.85%             0.85%
           3.  Average Three Period Charge Off Rate                                                   0.30%             0.45%
           4.  Charge Off Rate Trigger                                                                0.85%             0.85%
           5.  Required Reserve Account Percentage Specified                                          2.50%             2.50%
           6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                           1                 1
           7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
               Ending Pool Balance until 1. < 2 and 3. < 4. for six consecutive
               collection periods else 0)                                                             $0.00            $0.00
C.  Required Reserve Account Amount for Next Period (Max: A or B)                             $7,877,204.47    $7,607,142.50

D. Remaining Available Collections                                                              $614,893.44      $431,278.54

E. Reserve Account Activity
           1. Beginning Reserve Account Balance                                               $6,713,585.32    $7,328,478.76
           2. Withdrawal from Reserve Account to pay Servicer Advance                                 $0.00            $0.00
           3. Withdrawal from Reserve Account to pay Servicing Fee                                    $0.00            $0.00
           4. Withdrawal from Reserve Account to pay Class A Interest                                 $0.00            $0.00
           5. Withdrawal from Reserve Account to pay Class B Interest                                 $0.00            $0.00
           6. Withdrawal from Reserve Account to pay Class A Principal                                $0.00            $0.00
           7. Withdrawal from Reserve Account to pay Class B Principal                                $0.00            $0.00
           8. Deposit from Remaining Available Collections to fund Reserve Account              $614,893.44      $278,663.74
           9. Withdrawal of funds in Reserve Account in Excess of Required Reserve
              Account Balance                                                                         $0.00            $0.00
          10. Ending Reserve Account Balance                                                  $7,328,478.76    $7,607,142.50


VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
           1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending Pool Balance)         $3,496,880.65    $3,496,880.65
           2.  Maximum Amount = 1.25% of Ending Pool Balance                                  $7,350,768.23    $7,092,267.06
           3.  Reserve Account Amount (Max: 1.or 2.)                                          $7,350,768.23    $7,092,267.06

B. Reserve Account Triggers
           1.  Average Three Period Delinquency Percentage                                             0.14%           0.15%
           2.  Delinquency Percentage Trigger                                                          0.85%           0.85%
           3.  Average Three Period Charge Off Rate                                                    0.45%           0.52%
           4.  Charge Off Rate Trigger                                                                 0.85%           0.85%
           5.  Required Reserve Account Percentage Specified                                           2.50%           2.50%
           6.  Has trigger #1 or #3 been hit this collection period (Y=0, N=1)                            1               1
           7.  Reserve Account Trigger Amount (if 1. > 2. or 3. > 4. then 2.50% of
               Ending Pool Balance until 1. < 2 and 3. < 4. for six consecutive
               collection periods else 0)                                                             $0.00           $0.00
C.  Required Reserve Account Amount for Next Period (Max: A or B)                             $7,350,768.23   $7,092,267.06

D. Remaining Available Collections                                                              $580,622.51     $274,892.79

E. Reserve Account Activity
           1. Beginning Reserve Account Balance                                               $7,607,142.50   $7,350,768.23
           2. Withdrawal from Reserve Account to pay Servicer Advance                                 $0.00           $0.00
           3. Withdrawal from Reserve Account to pay Servicing Fee                                    $0.00           $0.00
           4. Withdrawal from Reserve Account to pay Class A Interest                                 $0.00           $0.00
           5. Withdrawal from Reserve Account to pay Class B Interest                                 $0.00           $0.00
           6. Withdrawal from Reserve Account to pay Class A Principal                                $0.00           $0.00
           7. Withdrawal from Reserve Account to pay Class B Principal                                $0.00           $0.00
           8. Deposit from Remaining Available Collections to fund Reserve Account                    $0.00           $0.00
           9. Withdrawal of funds in Reserve Account in Excess of Required Reserve
              Account Balance                                                                   $256,374.27     $258,501.17
          10. Ending Reserve Account Balance                                                  $7,350,768.23   $7,092,267.06





Page 5
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT


IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
           Delinquency                                                             Principal          Principal       Principal

           31-60 days                                                          $1,709,989.82      $3,009,210.43    $2,121,179.88
           61-90 days                                                            $111,091.80        $531,802.59      $609,383.37
           91-120 days                                                            $10,654.80         $30,983.62      $217,468.50
           Total                                                               $1,831,736.42      $3,571,996.64    $2,948,031.75

           Delinquency                                                                 Units              Units            Units

           31-60 days                                                                   136                215                158
           61-90 days                                                                     8                 37                 40
           91-120 days                                                                    1                  2                 16
           Total                                                                        145                254                214

B.  Delinquency Percentage
           1.  Outstanding Principal Balance for Delinquency >=60 days          $121,746.60        $562,786.21        $826,851.87
           2.  Portfolio Principal Ending Balance for Collection Period     $676,441,155.54    $652,407,059.43    $630,176,357.53
           3.  Delinquency Percentage (1/2)                                            0.02%              0.09%              0.13%
           4.  Outstanding Principal Balance for Delinquency >=90 days           $10,654.80         $30,983.62        $217,468.50
           5.  Portfolio Principal Ending Balance for Collection Period     $676,441,155.54    $652,407,059.43    $630,176,357.53
           6.  Delinquency Percentage (4/5)                                           0.00%               0.00%              0.03%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                    N/A                N/A               0.02%
B.  Delinquency Ratio for Prior Collection Period                                       N/A               0.02%              0.09%
C.  Delinquency Ratio for Current Collection Period                                    0.02%              0.09%              0.13%
D.  Average Delinquency Ratio ((sum A through C)/3)                                    0.01%              0.03%              0.08%

XI.  Portfolio Average Net Loss Ratio
           1.  Principal Recoveries of Defaulted Receivable                           $0.00         $15,395.44          $3,715.32
           2.  Principal Balance of Defaulted Receivable                          $9,976.55        $256,246.44        $235,494.45
           3.  Average Pool Balance for Collection Period                   $687,908,642.99    $664,424,107.49    $641,291,708.48
           4.  Net Loss Ratio ((2- 1)/3)                                              0.02%               0.43%              0.43%

A.  Net Loss Ratio for 2 Collection Periods Prior                                       N/A                N/A               0.02%
B.  Net Loss Ratio for Prior Collection Period                                          N/A               0.02%              0.43%
C.  Net Loss Ratio for Current Collection Period                                       0.02%              0.43%              0.43%
D.  Average Net Loss Ratio ((sum A through C)/3)                                       0.01%              0.15%              0.30%

Weighted Average Coupon                                                                8.30%              8.29%              8.29%
Weighted Average Maturity                                                             49.01              48.13              47.25

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
           Delinquency                                                           Principal          Principal          Principal

           31-60 days                                                         $2,186,869.02      $2,599,816.56      $3,247,730.18
           61-90 days                                                           $447,455.74        $770,116.35        $650,974.45
           91-120 days                                                          $306,331.20        $200,829.10        $298,979.01
           Total                                                              $2,940,655.96      $3,570,762.01      $4,197,683.64

           Delinquency                                                                Units              Units              Units
           31-60 days                                                                   168                208                259
           61-90 days                                                                    32                 52                 41
           91-120 days                                                                   21                 16                 19
           Total                                                                        221                276                319

B.  Delinquency Percentage
           1.  Outstanding Principal Balance for Delinquency >=60 days          $753,786.94        $970,945.45        $949,953.46
           2.  Portfolio Principal Ending Balance for Collection Period     $608,571,399.77    $588,061,458.65    $567,381,364.53
           3.  Delinquency Percentage (1/2)                                            0.12%              0.17%              0.17%
           4.  Outstanding Principal Balance for Delinquency >=90 days          $306,331.20        $200,829.10        $298,979.01
           5.  Portfolio Principal Ending Balance for Collection Period     $608,571,399.77    $588,061,458.65    $567,381,364.53
           6.  Delinquency Percentage (4/5)                                            0.05%              0.03%              0.05%

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                   0.09%              0.13%              0.12%
B.  Delinquency Ratio for Prior Collection Period                                      0.13%              0.12%              0.17%
C.  Delinquency Ratio for Current Collection Period                                    0.12%              0.17%              0.17%
D.  Average Delinquency Ratio ((sum A through C)/3)                                    0.11%              0.14%              0.15%

XI.  Portfolio Average Net Loss Ratio
           1.  Principal Recoveries of Defaulted Receivable                      $79,121.48         $73,164.48        $132,379.30
           2.  Principal Balance of Defaulted Receivable                        $328,095.32        $291,927.75        $432,837.20
           3.  Average Pool Balance for Collection Period                   $619,373,878.65    $598,316,429.21    $577,721,411.59
           4.  Net Loss Ratio ((2- 1)/3)                                               0.48%              0.44%              0.62%

A.  Net Loss Ratio for 2 Collection Periods Prior                                      0.43%              0.43%              0.48%
B.  Net Loss Ratio for Prior Collection Period                                         0.43%              0.48%              0.44%
C.  Net Loss Ratio for Current Collection Period                                       0.48%              0.44%              0.62%
D.  Average Net Loss Ratio ((sum A through C)/3)                                       0.45%              0.45%              0.52%

Weighted Average Coupon                                                                8.29%              8.28%              8.28%
Weighted Average Maturity                                                             46.38              45.5               44.63






Page 6
                             $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

On January 15, 2000, interest earned and principal paid of the underlying assets for the month of December  1999 were paid to you by the paying agent on behalf of Bank of New York, in its capacity as Trustee for the above referenced issue.  The following information is being provided pursuant to  Section 14.8 of the Pooling and
Servicing Agreement, dated as of July 1, 1999.  This payment per dollar current outstandings  of your holdings is allocated as follows:


1)  Class A Principal                                                    $22,074,913.34       $23,132,817.51     $21,397,050.58
      Principal Factor                                                        0.0327935            0.0355302          0.0340749

2)  Class A Interest                                                      $3,421,840.75        $3,309,626.61      $3,192,034.78
      Interest Factor                                                         0.0050833            0.0050833          0.0050833
           Total per each individual Class A Certificate                         $37.88               $39.28             $36.53

3)  Class B Principal                                                       $860,061.56          $901,278.60        $833,651.32
      Principal Factor                                                        0.0327928            0.0355295          0.0340742

4)  Class B Interest                                                        $145,779.13          $140,998.62        $135,989.02
      Interest Factor                                                         0.0055583            0.0055583          0.0055583
           Total per each individual Class B Certificate                         $38.35               $39.74             $36.97

5) Fees and Compensation paid to Servicer
           (a)  Total                                                       $582,813.44          $563,700.96        $543,672.55
           (b)  Per individual Class A and Class B Certificate                    $0.83                $0.81              $0.78

6)  The amount deposited into the Reserve Account                           $736,919.08          $731,345.23        $614,893.44

7) Aggregate Unreimbursed Advances
           This Month                                                        $77,521.78           $96,854.32         $97,285.74
           Previous Month                                                         $0.00                $0.00              $0.00
           Change From Previous Month                                        $77,521.78           $96,854.32         $97,285.74

8)  (a)  Pool Balance after this payment                                $676,441,155.54      $652,407,059.43    $630,176,357.53
     (b)  Pool Factor after this payment                                      0.9672065            0.9328415          0.9010550

9)  (a) Available Reserve Account Amount                                  $5,245,321.00        $5,982,240.08      $6,713,585.32
     (b) Percent of Pool Balance                                                  0.75%                0.88%              1.03%

10)  Required Reserve Account Amount                                      $8,455,514.44        $8,155,088.24      $7,877,204.47


(Table continued)

1)  Class A Principal                                                     $20,794,771.84  $19,740,818.33  $19,904,590.59
      Principal Factor                                                         0.0342840       0.0337018       0.0351666

2)  Class A Interest                                                       $3,083,266.44   $2,977,559.69   $2,877,210.53
      Interest Factor                                                          0.0050833       0.0050833       0.0050833
           Total per each individual Class A Certificate                          $35.47          $33.75          $33.84

3)  Class B Principal                                                        $810,185.92     $769,122.79     $775,503.53
      Principal Factor                                                         0.0342832       0.0337010       0.0351657

4)  Class B Interest                                                         $131,355.31     $126,852.02     $122,576.98
      Interest Factor                                                          0.0055583       0.0055583       0.0055583
           Total per each individual Class B Certificate                          $35.90          $34.16          $34.24

5) Fees and Compensation paid to Servicer
           (a)  Total                                                        $525,146.96     $507,142.83     $490,051.22
           (b)  Per individual Class A and Class B Certificate                     $0.75           $0.73           $0.70

6)  The amount deposited into the Reserve Account                            $278,663.74           $0.00           $0.00

7) Aggregate Unreimbursed Advances
           This Month                                                         $98,661.68     $171,654.37     $129,152.72
           Previous Month                                                          $0.00           $0.00           $0.00
           Change From Previous Month                                         $98,661.68     $171,654.37     $129,152.72

8)  (a)  Pool Balance after this payment                                 $608,571,399.77 $588,061,458.65 $567,381,364.53
     (b)  Pool Factor after this payment                                       0.8701632       0.8408372       0.8112678

9)  (a) Available Reserve Account Amount                                   $7,328,478.76   $7,607,142.50   $7,350,768.23
     (b) Percent of Pool Balance                                                   1.16%           1.25%           1.25%

10)  Required Reserve Account Amount                                       $7,607,142.50   $7,350,768.23   $7,092,267.06



                                   EXHIBIT "B"

                           ACCOUNTANT'S ANNUAL REPORT


January 31, 2000

The Board of Directors
USAA Federal Savings Bank

RE:  USAA Auto Loan Grantor Trust 1999-1

We have applied certain agreed upon procedures, as discussed below, to the servicing records of USAA Federal Savings Bank (the Bank) from January 1, 1999, to December 31, 1999, in accordance with the requirements of Section
13.11 of the Pooling and Servicing Agreement dated as of July 1, 1999, (the Pooling Agreement) between USAA Federal Savings Bank, as Seller and Servicer, and The Bank of New York, as Trustee. It is understood that this letter is solely for the information and use of the management of the Bank, the Trustee, and Cash Collateral Trustee, and the Rating Agencies in connection with the Pooling Agreement and is not to be referred to or distributed (for any purpose) to anyone else.

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

2. We read the Pooling Agreement and the Servicer's Certificate, as described in Exhibit D of the Pooling Agreement.

The Board of Directors
USAA Federal Savings Bank
Page 2



3. In accordance with Section 13.11 of the Pooling Agreement, we have reviewed the Servicer's procedures and records relating to the servicing of the Receivables. As a result of this review, the only matter noted was as follows:

     A. Ten receivables out of the total pool of 46,197 receivables outstanding at December 31, 1999, were noted to have received three credit-related extensions since the loan's inception. No loans exceeded the four month aggregate limitation for extensions. While these extensions were made within the guidelines of the Bank's credit policy, they did exceed the maximum of two credit-related extensions provided for within Section 13.2 (c) of the Pooling Agreement.

4. With respect to the Monthly Servicer Certificate Reports (Monthly Reports) provided to the Trustee, the Paying Agent, the Rating Agencies, the Cash Collateral Depositor and the Cash Collateral Trustee, we obtained the Monthly Reports for July, August, September, October, and November of 1999 (summary of Monthly Reports is attached as Exhibit I) and performed the following procedures, which were applied as indicated with respect to the letter symbols explained below:

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

     E. We compared with and agreed to amounts or percentages appearing in the USAA Auto Loan Grantor Trust 1999-1 6.10% Automobile Loan Pass-Through Certificates, Class A and 6.67% Automobile Loan Pass-Through Certificates, Class B Prospectus dated July 22, 1999 (the "Prospectus").

     F. We compared with and agreed to amounts or numbers appearing in the "ABS Loans with Late Payments" and "ABS Loans Paid Ahead 60 or More Days from Last Payment" reports prepared by officials of the Bank.

     G. We inquired of officials of the Bank who represented this line equals zero.

     H. We compared with and agreed to amounts appearing in The Bank of New York business checking account bank statement received by the Bank from The Bank of New York.

The Board of Directors
USAA Federal Savings Bank
Page 3



     I. We compared line IV.A. to the amount per the Prospectus and noted amount did not agree to the Monthly Reports for August, September, October, and November by $1,337.00. The amount per the Prospectus is $5,245,321.00. The errors effected no other line items. Client was notified of the errors and the Monthly Reports were subsequently corrected.

     J. The data in this section was inadvertently omitted on the Monthly Reports for July, August, and September. The proper percentages were reviewed on the Prospectus and the Monthly Reports were subsequently corrected.


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

Very truly yours,



Page 1
                                                USAA Auto Loan Grantor Trust 1999-1
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

Collection Period # Beginning Date                                                07/01/99                08/01/99
Collection Period # End Date                                                      07/31/99                08/31/99
Distribution Date                                                                 08/16/99                09/15/99

I.  Available Amount in the Certificate Account                                            Procedures              Procedures
A.  Credits                                                                                Performed               Performed
            1.  Payments from Obligors Applied to Collection Period

                   a.  Principal Payments                                   $22,901,329.00     A     $23,714,162.69   A
                   b.  Interest Payments                                     $4,813,202.57     A     $4,862,756.38    A
                   c.  Total (a+b)                                          $27,714,531.57     B     $28,576,919.07   B
            2.  Repurchase Amount From Repurchased Receivable
                   a.  Principal Payments                                       $23,669.35     D        $63,686.98    D
                   b.  Interest Payments                                            $72.96     D           $123.81    D
                   c.  Total (a+b)                                              $23,742.31     B        $63,810.79    B
            3.  Recovery of Defaulted Receivable
                   a. Principal Recovery Amount                                      $0.00     D        $15,395.44    D
                   b. Principal Balance of Defaulted Receivable                  $9,976.55     D       $256,246.44    D
                   c. Net Principal loss                                         $9,976.55     B       $240,851.00    B
            4.  Advance by Servicer                                             $77,521.78     F        $96,854.32    F
            5.  Investment Earnings on Certificate Account (as of month end)     $6,531.64     H       $104,309.69    H
            6.  Overpayment from Obligors                                            $0.00     G             $0.00    G
            7.  Net Adjustments
                   a. to Interest Collections                                        $0.00     G             $0.00    G
                   b. to Principal Collections                                       $0.00     G             $0.00    G
            8.  Total Credits (sum 1 through 7)                             $27,822,327.30     B     $28,857,289.31   B
B.  Debits
            1.  Overpayment from Obligors                                            $0.00     B             $0.00    B
            2.  Total Debits                                                         $0.00     B             $0.00    B
C.  Total Collections (A-B)                                                 $27,822,327.30     B     $28,857,289.31   B
            1. Available Interest Collections                                $4,897,328.95     B     $5,064,044.20    B
            2. Available Principal Collections                              $22,924,998.35     B     $23,793,245.11   B
II. Receivable Pool Balance
A. Original Principal Pool Balance                                          $699,376,130.44    E     $699,376,130.44  E
B. Principal Pool Balance as of the Beginning of the Collection Period      $699,376,130.44    B     $676,441,155.54  C
C. Principal Pool Balance as of the End of the Collection Period            $676,441,155.54    B     $652,407,059.43  B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
            1.  Beginning Class A Balance                                   $673,149,000.00    E     $651,074,086.66  E
            2.  Ending Class A Balance                                      $651,074,086.66    B     $627,941,269.15  B
B.  Class B Certificates
            1.  Beginning Class B Balance                                   $26,227,130.44     E     $25,367,068.88   E
            2.  Ending Class B Balance                                      $25,367,068.88     B     $24,465,790.28   B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                           $5,245,321.00     E     $5,246,658.00    I
B. Beginning Reserve Account Balance                                         $5,245,321.00     B     $5,982,240.08    C
C. Ending Reserve Account Balance                                            $5,982,240.08     B     $6,713,585.32    B
V. Summary of Cash Disbursements
A. Available Collections                                                    $27,822,327.30     B     $28,857,289.31   B
B. Withdrawals from Reserve Account                                                  $0.00     B             $0.00    B
C. Total Available Collections                                              $27,822,327.30     B     $28,857,289.31   B
D. Reimbursement of Advance                                                          $0.00     B        $77,521.78    B
E. Payment of Servicing Fee                                                    $582,813.44     B       $563,700.96    B
F. Interest paid to Class A Certificates                                     $3,421,840.75     B     $3,309,626.61    B
G. Interest paid to Class B Certificates                                       $145,779.13     B       $140,998.62    B
H. Principal paid to Class A Certificates                                   $22,074,913.34     B     $23,132,817.51   B
I. Principal paid to Class B Certificates                                      $860,061.56     B       $901,278.60    B
J. Remaining Available Collections                                             $736,919.08     B       $731,345.23    B
K. Deposit from Remaining Available Collections to fund Reserve Account        $736,919.08     B       $731,345.23    B
L. Remaining Available Collections Released to Seller                                $0.00     B            ($0.00)   B

(Table continued)



                                                                                  09/01/99                10/01/99
                                                                                  09/30/99                10/31/99
                                                                                  10/15/99                11/15/99


                                                                                           Procedures              Procedures
I.  Available Amount in the Certificate Account                                            Performed               Performed
A.  Credits
            1.  Payments from Obligors Applied to Collection Period
                   a.  Principal Payments                                     $21,938,137.06    A     $21,233,073.17     A
                   b.  Interest Payments                                       $4,613,861.60    A      $4,318,485.88     A
                   c.  Total (a+b)                                            $26,551,998.66    B     $25,551,559.05     B
            2.  Repurchase Amount From Repurchased Receivable
                   a.  Principal Payments                                         $57,070.39    D         $43,789.27     D
                   b.  Interest Payments                                             $222.28    D            $223.32     D
                   c.  Total (a+b)                                                $57,292.67    B         $44,012.59     B
            3.  Recovery of Defaulted Receivable
                   a. Principal Recovery Amount                                    $3,715.32    D         $79,121.48     D
                   b. Principal Balance of Defaulted Receivable                  $235,494.45    D        $328,095.32     D
                   c. Net Principal loss                                         $231,779.13    B        $248,973.84     B
            4.  Advance by Servicer                                               $97,285.74    F         $98,661.68     F
            5.  Investment Earnings on Certificate Account (as of month end)     $103,853.62    H         $99,935.95     H
            6.  Overpayment from Obligors                                              $0.00    G              $0.00     G
            7.  Net Adjustments
                   a. to Interest Collections                                          $0.00    G              $0.00     G
                   b. to Principal Collections                                         $0.00    G              $0.00     G
            8.  Total Credits (sum 1 through 7)                               $26,814,146.01    B     $25,873,290.75     B
B.  Debits
            1.  Overpayment from Obligors                                              $0.00    B              $0.00     B
            2.  Total Debits                                                           $0.00    B              $0.00     B
C.  Total Collections (A-B)                                                   $26,814,146.01    B     $25,873,290.75     B
            1. Available Interest Collections                                  $4,815,223.24    B      $4,517,306.83     B
            2. Available Principal Collections                                $21,998,922.77    B     $21,355,983.92     B
II. Receivable Pool Balance
A. Original Principal Pool Balance                                           $699,376,130.44    E     $699,376,130.44    E
B. Principal Pool Balance as of the Beginning of the Collection Period       $652,407,059.43    C     $630,176,357.53    C
C. Principal Pool Balance as of the End of the Collection Period             $630,176,357.53    B     $608,571,399.77    B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
            1.  Beginning Class A Balance                                    $627,941,269.15    E     $606,544,218.57    E
            2.  Ending Class A Balance                                       $606,544,218.57    B     $585,749,446.73    B
B.  Class B Certificates
            1.  Beginning Class B Balance                                     $24,465,790.28    E     $23,632,138.96     E
            2.  Ending Class B Balance                                        $23,632,138.96    B     $22,821,953.04     B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                             $5,246,658.00    I      $5,246,658.00     I
B. Beginning Reserve Account Balance                                           $6,713,585.32    C      $7,328,478.76     C
C. Ending Reserve Account Balance                                              $7,328,478.76    B      $7,607,142.50     B
V. Summary of Cash Disbursements
A. Available Collections                                                      $26,814,146.01    B     $25,873,290.75     B
B. Withdrawals from Reserve Account                                                    $0.00    B              $0.00     B
C. Total Available Collections                                                $26,814,146.01    B     $25,873,290.75     B
D. Reimbursement of Advance                                                       $96,854.32    B         $97,285.74     B
E. Payment of Servicing Fee                                                      $543,672.55    B        $525,146.96     B
F. Interest paid to Class A Certificates                                       $3,192,034.78    B      $3,083,266.44     B
G. Interest paid to Class B Certificates                                         $135,989.02    B        $131,355.31     B
H. Principal paid to Class A Certificates                                     $21,397,050.58    B     $20,794,771.84     B
I. Principal paid to Class B Certificates                                        $833,651.32    B        $810,185.92     B
J. Remaining Available Collections                                               $614,893.44    B        $431,278.54     B
K. Deposit from Remaining Available Collections to fund Reserve Account          $614,893.44    B        $278,663.74     B
L. Remaining Available Collections Released to Seller                                 ($0.00)   B        $152,614.80     B


(Table continued)

                                                                               11/01/99
                                                                               11/30/99
                                                                               12/15/99

                                                                                            Procedures
I.  Available Amount in the Certificate Account                                              Performed
A.  Credits
            1.  Payments from Obligors Applied to Collection Period
                   a.  Principal Payments                                    $20,142,706.21    A
                   b.  Interest Payments                                      $4,245,809.56    A
                   c.  Total (a+b)                                           $24,388,515.77    B
            2.  Repurchase Amount From Repurchased Receivable
                   a.  Principal Payments                                        $75,307.16    D
                   b.  Interest Payments                                            $557.44    D
                   c.  Total (a+b)                                               $75,864.60    B
            3.  Recovery of Defaulted Receivable
                   a. Principal Recovery Amount                                  $73,164.48    D
                   b. Principal Balance of Defaulted Receivable                 $291,927.75    D
                   c. Net Principal loss                                        $218,763.27    B
            4.  Advance by Servicer                                             $171,654.37    F
            5.  Investment Earnings on Certificate Account (as of month end)     $91,580.63    H
            6.  Overpayment from Obligors                                             $0.00    G
            7.  Net Adjustments
                   a. to Interest Collections                                         $0.00    G
                   b. to Principal Collections                                        $0.00    G
            8.  Total Credits (sum 1 through 7)                              $24,800,779.85    B
B.  Debits
            1.  Overpayment from Obligors                                             $0.00    B
            2.  Total Debits                                                          $0.00    B
C.  Total Collections (A-B)                                                  $24,800,779.85    B
            1. Available Interest Collections                                 $4,509,602.00    B
            2. Available Principal Collections                               $20,291,177.85    B
II. Receivable Pool Balance
A. Original Principal Pool Balance                                           $699,376,130.44   E
B. Principal Pool Balance as of the Beginning of the Collection Period       $608,571,399.77   C
C. Principal Pool Balance as of the End of the Collection Period             $588,061,458.65   B

III. Certificate Principal Balances For the Collection Period
A.  Class A Certificates
            1.  Beginning Class A Balance                                    $585,749,446.73   E
            2.  Ending Class A Balance                                       $566,008,628.40   B
B .  Class B Certificates
            1.  Beginning Class B Balance                                    $22,821,953.04    E
            2.  Ending Class B Balance                                       $22,052,830.25    B
IV. Reserve Account Balance For the Collection Period
A. Initial Reserve Account Deposit                                            $5,246,658.00    I
B. Beginning Reserve Account Balance                                          $7,607,142.50    C
C. Ending Reserve Account Balance                                             $7,350,768.23    B
V. Summary of Cash Disbursements
A. Available Collections                                                     $24,800,779.85    B
B. Withdrawals from Reserve Account                                             $256,374.27    B
C. Total Available Collections                                               $25,057,154.12    B
D. Reimbursement of Advance                                                      $98,661.68    B
E. Payment of Servicing Fee                                                     $507,142.83    B
F. Interest paid to Class A Certificates                                      $2,977,559.69    B
G. Interest paid to Class B Certificates                                        $126,852.02    B
H. Principal paid to Class A Certificates                                    $19,740,818.33    B
I. Principal paid to Class B Certificates                                       $769,122.79    B
J. Remaining Available Collections                                              $836,996.78    B
K. Deposit from Remaining Available Collections to fund Reserve Account               $0.00    B
L. Remaining Available Collections Released to Seller                           $836,996.78    B





Page 2
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                      $4,897,328.95    B      $5,064,044.20    B

B.  Reimbursement of Advance
            1. Prior Advance Outstanding                                                       $0.00    G         $77,521.78    C
            2. Reimbursement of Prior Advance Outstanding from Interest Collections            $0.00    B         $77,521.78    B
            3. Remaining Prior Advance Outstanding                                             $0.00    B              $0.00    B
            4. Reimbursement of Prior Advance Outstanding from Spread Account                  $0.00    B              $0.00    B
            5. Remaining Prior Advance Outstanding                                             $0.00    B              $0.00    B
            6. Current Advance                                                            $77,521.78    B         $96,854.32    B
            7. Total Advance Outstanding for the Period                                   $77,521.78    B         $96,854.32    B

C. Total Reimbursement of Advance paid                                                         $0.00    B         $77,521.78    B

D. Remaining Available Interest Collections                                            $4,897,328.95    B      $4,986,522.42    B

E. Servicing Fee
            1. Current Servicing Fee Accrued                                             $582,813.44    B        $563,700.96    B
            2. Unpaid Servicing Fees From Prior Collection Periods                             $0.00    G              $0.00    C
            3. Total Servicing Fee Due                                                   $582,813.44    B        $563,700.96    B
            4. Payment of Servicing Fee from Interest Collections                        $582,813.44    B        $563,700.96    B
            5. Payment of Servicing Fee from Reserve Account                                   $0.00    B              $0.00    B
            6. This period unpaid Servicing Fee                                                $0.00    B              $0.00    B

F. Total Servicing Fee paid                                                              $582,813.44    B        $563,700.96    B

G. Remaining Available Interest Collections                                            $4,314,515.51    B      $4,422,821.46    B

H. Class A Interest Distribution Amount
            1. Class A Coupon Rate                                                             6.10%    E              6.10%    E
            2. Class A Monthly Interest                                                $3,421,840.75    B      $3,309,626.61    B
            3. Class A Interest Carryover Shortfall                                            $0.00    G              $0.00    C
            4. Class A Interest on Interest Carryover Shortfall                                $0.00    B              $0.00    B
            5. Class A Interest Distributable Amount                                   $3,421,840.75    B      $3,309,626.61    B
            6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                                    $3,421,840.75    B      $3,309,626.61    B
            7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                                  $0.00    B              $0.00    B
            8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                                      ($0.00)   B             ($0.00)   B
            9. This period Class A Interest Carryover Shortfall                                $0.00    B              $0.00    B

I. Total Interest paid to Class A Certificates                                         $3,421,840.75    B      $3,309,626.61    B

J. Remaining Available Interest Collections                                              $892,674.76    B      $1,113,194.85    B

K. Class B Interest Distribution Amount
            1. Class B Coupon Rate                                                             6.67%    E              6.67%    E
            2. Class B Monthly Interest                                                  $145,779.13    B        $140,998.62    B
            3. Class B Interest Carryover Shortfall                                            $0.00    G              $0.00    C
            4. Class B Interest on Interest Carryover Shortfall                                $0.00    B              $0.00    B
            5. Class B Interest Distributable Amount                                     $145,779.13    B        $140,998.62    B
            6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                                      $145,779.13    B        $140,998.62    B
            7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                                  $0.00    B              $0.00    B
            8. This period Class B Interest Carryover Shortfall                                $0.00    B              $0.00    B

L. Total Interest paid to Class B Certificates                                           $145,779.13    B        $140,998.62    B

M. Remaining Available Interest Collections                                              $746,895.63    B        $972,196.23    B

(Table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                      $4,815,223.24     B     $4,517,306.83    B

B.  Reimbursement of Advance
            1. Prior Advance Outstanding                                                  $96,854.32     C        $97,285.74    C
            2. Reimbursement of Prior Advance Outstanding from Interest Collections       $96,854.32     B        $97,285.74    B
            3. Remaining Prior Advance Outstanding                                             $0.00     B             $0.00    B
            4. Reimbursement of Prior Advance Outstanding from Spread Account                  $0.00     B             $0.00    B
            5. Remaining Prior Advance Outstanding                                             $0.00     B             $0.00    B
            6. Current Advance                                                            $97,285.74     B        $98,661.68    B
            7. Total Advance Outstanding for the Period                                   $97,285.74     B        $98,661.68    B

C. Total Reimbursement of Advance paid                                                    $96,854.32     B        $97,285.74    B

D. Remaining Available Interest Collections                                            $4,718,368.92     B     $4,420,021.09    B

E. Servicing Fee
            1. Current Servicing Fee Accrued                                             $543,672.55     B       $525,146.96    B
            2. Unpaid Servicing Fees From Prior Collection Periods                             $0.00     C             $0.00    C
            3. Total Servicing Fee Due                                                   $543,672.55     B       $525,146.96    B
            4. Payment of Servicing Fee from Interest Collections                        $543,672.55     B       $525,146.96    B
            5. Payment of Servicing Fee from Reserve Account                                   $0.00     B             $0.00    B
            6. This period unpaid Servicing Fee                                                $0.00     B             $0.00    B

F. Total Servicing Fee paid                                                              $543,672.55     B       $525,146.96    B

G. Remaining Available Interest Collections                                            $4,174,696.37     B     $3,894,874.13    B

H. Class A Interest Distribution Amount
            1. Class A Coupon Rate                                                             6.10%     E             6.10%    E
            2. Class A Monthly Interest                                                $3,192,034.78     B     $3,083,266.44    B
            3. Class A Interest Carryover Shortfall                                            $0.00     C             $0.00    C
            4. Class A Interest on Interest Carryover Shortfall                                $0.00     B             $0.00    B
            5. Class A Interest Distributable Amount                                   $3,192,034.78     B     $3,083,266.44    B
            6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                                    $3,192,034.78     B     $3,083,266.44    B
            7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                                      ($0.00)    B            ($0.00)   B
            9. This period Class A Interest Carryover Shortfall                                $0.00     B             $0.00    B

I. Total Interest paid to Class A Certificates                                         $3,192,034.78     B     $3,083,266.44    B

J. Remaining Available Interest Collections                                              $982,661.59     B       $811,607.69    B

K. Class B Interest Distribution Amount
            1. Class B Coupon Rate                                                              6.67%     E             6.67%   E
            2. Class B Monthly Interest                                                  $135,989.02     B       $131,355.31    B
            3. Class B Interest Carryover Shortfall                                            $0.00     C             $0.00    C
            4. Class B Interest on Interest Carryover Shortfall                                $0.00     B             $0.00    B
            5. Class B Interest Distributable Amount                                     $135,989.02     B       $131,355.31    B
            6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                                      $135,989.02     B       $131,355.31    B
            7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            8. This period Class B Interest Carryover Shortfall                                $0.00     B             $0.00    B

L. Total Interest paid to Class B Certificates                                           $135,989.02     B       $131,355.31    B

M. Remaining Available Interest Collections                                              $846,672.57     B       $680,252.38    B


(Table continued)

VI.  Scheduled Monthly Interest Distribution
A. Available Interest Collections                                                      $4,509,602.00     B

B.  Reimbursement of Advance
            1. Prior Advance Outstanding                                                  $98,661.68     C
            2. Reimbursement of Prior Advance Outstanding from Interest Collections       $98,661.68     B
            3. Remaining Prior Advance Outstanding                                             $0.00     B
            4. Reimbursement of Prior Advance Outstanding from Spread Account                  $0.00     B
            5. Remaining Prior Advance Outstanding                                             $0.00     B
            6. Current Advance                                                           $171,654.37     B
            7. Total Advance Outstanding for the Period                                  $171,654.37     B

C. Total Reimbursement of Advance paid                                                    $98,661.68     B

D. Remaining Available Interest Collections                                            $4,410,940.32     B

E. Servicing Fee
            1. Current Servicing Fee Accrued                                             $507,142.83     B
            2. Unpaid Servicing Fees From Prior Collection Periods                             $0.00     C
            3. Total Servicing Fee Due                                                   $507,142.83     B
            4. Payment of Servicing Fee from Interest Collections                        $507,142.83     B
            5. Payment of Servicing Fee from Reserve Account                                   $0.00     B
            6. This period unpaid Servicing Fee                                                $0.00     B

F. Total Servicing Fee paid                                                              $507,142.83     B

G. Remaining Available Interest Collections                                            $3,903,797.49     B

H. Class A Interest Distribution Amount
            1. Class A Coupon Rate                                                             6.10%     E
            2. Class A Monthly Interest                                                $2,977,559.69     B
            3. Class A Interest Carryover Shortfall                                            $0.00     C
            4. Class A Interest on Interest Carryover Shortfall                                $0.00     B
            5. Class A Interest Distributable Amount                                   $2,977,559.69     B
            6. Payment of Class A Interest Distributable Amount from
               Interest Collections                                                    $2,977,559.69     B
            7. Payment of Class A Interest Distributable Amount from
               Spread Account                                                                  $0.00     B
            8. Payment of Class A Interest Distributable Amount from
               Class B Percentage of Available Principal                                      ($0.00)    B
            9. This period Class A Interest Carryover Shortfall                                $0.00     B

I. Total Interest paid to Class A Certificates                                         $2,977,559.69     B

J. Remaining Available Interest Collections                                              $926,237.80     B

K. Class B Interest Distribution Amount
            1. Class B Coupon Rate                                                             6.67%     E
            2. Class B Monthly Interest                                                  $126,852.02     B
            3. Class B Interest Carryover Shortfall                                            $0.00     C
            4. Class B Interest on Interest Carryover Shortfall                                $0.00     B
            5. Class B Interest Distributable Amount                                     $126,852.02     B
            6. Payment of Class B Interest Distributable Amount from
               Interest Collections                                                      $126,852.02     B
            7. Payment of Class B Interest Distributable Amount from
               Spread Account                                                                  $0.00     B
            8. This period Class B Interest Carryover Shortfall                                $0.00     B

L. Total Interest paid to Class B Certificates                                           $126,852.02     B

M. Remaining Available Interest Collections                                              $799,385.78     B




Page 3
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT



VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
            1. Available Principal Collections                                        $22,924,998.35     B    $23,793,245.11    B
            2. Net Principal Losses                                                        $9,976.55     B       $240,851.00    B
            3. Total (1 + 2)                                                          $22,934,974.90     B    $24,034,096.11    B

B. Total Available Collections
            1. Remaining Available Principal Collections                              $22,924,998.35     B    $23,793,245.11    B
            2. Remaining Available Interest Collections                                  $746,895.63     B       $972,196.23    B
            3. Total (1 + 2)                                                          $23,671,893.98     B    $24,765,441.34    B


C. Class A Percentage of Principal Distribution Amount                                       96.2500%    E          96.2500%    E

D. Class A Principal Distribution Amount
            1. Beginning Class A Principal Balance                                   $673,149,000.00     E   $651,074,086.66    B
            2. Class A Monthly Principal                                              $22,074,913.34     B    $23,132,817.51    B
            3. Class A Principal Carryover Shortfall                                           $0.00     G             $0.00    C
            4. Total Class A Principal Distribution Amount                            $22,074,913.34     B    $23,132,817.51    B
            5. Payment of Class A Principal Distribution Amount from
               Available Collections                                                  $22,074,913.34     B    $23,132,817.51    B
            6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            7. Class A Principal Carryover Shortfall for the Period                            $0.00     B             $0.00    B
            8. Ending Class A Principal Balance                                      $651,074,086.66     B   $627,941,269.15    B

E. Total Principal paid to Class A Certificates                                       $22,074,913.34     B    $23,132,817.51    B

F. Remaining Available Collections                                                     $1,596,980.64     B     $1,632,623.83    B

G. Class B Percentage of Principal Distribution Amount                                        3.7500%    E           3.7500%    E

H. Class B Principal Distribution Amount
            1. Beginning Class B Principal Balance                                    $26,227,130.44     E    $25,367,068.88    B
            2. Class B Monthly Principal                                                 $860,061.56     B       $901,278.60    B
            3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                               ($0.00)    B            ($0.00)   B
            3. Class B Principal Carryover Shortfall                                           $0.00     G             $0.00    C
            4. Total Class B Principal Distribution Amount                               $860,061.56     B       $901,278.60    B
            5. Payment of Class B Principal Distribution Amount from
               Available Collections                                                     $860,061.56     B       $901,278.60    B
            6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            7. Class B Principal Carryover Shortfall for the Period                            $0.00     B             $0.00    B
            8. Ending Class B Principal Balance                                       $25,367,068.88     B    $24,465,790.28    B

I. Total Principal paid to Class B Certificates                                          $860,061.56     B       $901,278.60    B

J. Remaining Available Collections                                                       $736,919.08     B       $731,345.23    B

(Table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
            1. Available Principal Collections                                        $21,998,922.77     B    $21,355,983.92    B
            2. Net Principal Losses                                                      $231,779.13     B       $248,973.84    B
            3. Total (1 + 2)                                                          $22,230,701.90     B    $21,604,957.76    B

B. Total Available Collections
            1. Remaining Available Principal Collections                              $21,998,922.77     B    $21,355,983.92    B
            2. Remaining Available Interest Collections                                  $846,672.57     B       $680,252.38    B
            3. Total (1 + 2)                                                          $22,845,595.34     B    $22,036,236.30    B


C. Class A Percentage of Principal Distribution Amount                                      96.2500%     E          96.2500%    E

D. Class A Principal Distribution Amount
            1. Beginning Class A Principal Balance                                   $627,941,269.15     B   $606,544,218.57    B
            2. Class A Monthly Principal                                              $21,397,050.58     B    $20,794,771.84    B
            3. Class A Principal Carryover Shortfall                                           $0.00     C             $0.00    C
            4. Total Class A Principal Distribution Amount                            $21,397,050.58     B    $20,794,771.84    B
            5. Payment of Class A Principal Distribution Amount from
               Available Collections                                                  $21,397,050.58     B    $20,794,771.84    B
            6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            7. Class A Principal Carryover Shortfall for the Period                            $0.00     B             $0.00    B
            8. Ending Class A Principal Balance                                      $606,544,218.57     B   $585,749,446.73    B

E. Total Principal paid to Class A Certificates                                       $21,397,050.58     B    $20,794,771.84    B

F. Remaining Available Collections                                                     $1,448,544.76     B     $1,241,464.46    B

G. Class B Percentage of Principal Distribution Amount                                       3.7500%     E           3.7500%    E

H. Class B Principal Distribution Amount
            1. Beginning Class B Principal Balance                                    $24,465,790.28     B    $23,632,138.96    B
            2. Class B Monthly Principal                                                 $833,651.32     B       $810,185.92    B
            3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                               ($0.00)    B            ($0.00)   B
            3. Class B Principal Carryover Shortfall                                           $0.00     C             $0.00    C
            4. Total Class B Principal Distribution Amount                               $833,651.32     B       $810,185.92    B
            5. Payment of Class B Principal Distribution Amount from
               Available Collections                                                     $833,651.32     B       $810,185.92    B
            6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                                  $0.00     B             $0.00    B
            7. Class B Principal Carryover Shortfall for the Period                            $0.00     B             $0.00    B
            8. Ending Class B Principal Balance                                       $23,632,138.96     B    $22,821,953.04    B

I. Total Principal paid to Class B Certificates                                          $833,651.32     B       $810,185.92    B

J. Remaining Available Collections                                                       $614,893.44     B       $431,278.54    B

(Table continued)

VII.  Scheduled Monthly Principal Distributions
A. Principal Distribution Amount
            1. Available Principal Collections                                        $20,291,177.85     B
            2. Net Principal Losses                                                      $218,763.27     B
            3. Total (1 + 2)                                                          $20,509,941.12     B

B. Total Available Collections
            1. Remaining Available Principal Collections                              $20,291,177.85     B
            2. Remaining Available Interest Collections                                  $799,385.78     B
            3. Total (1 + 2)                                                          $21,090,563.63     B


C. Class A Percentage of Principal Distribution Amount                                      96.2500%     E

D. Class A Principal Distribution Amount
            1. Beginning Class A Principal Balance                                   $585,749,446.73     B
            2. Class A Monthly Principal                                              $19,740,818.33     B
            3. Class A Principal Carryover Shortfall                                           $0.00     C
            4. Total Class A Principal Distribution Amount                            $19,740,818.33     B
            5. Payment of Class A Principal Distribution Amount from
               Available Collections                                                  $19,740,818.33     B
            6. Payment of Class A Principal Distribution Amount from
               Spread Account                                                                  $0.00     B
            7. Class A Principal Carryover Shortfall for the Period                            $0.00     B
            8. Ending Class A Principal Balance                                      $566,008,628.40     B

E. Total Principal paid to Class A Certificates                                       $19,740,818.33     B

F. Remaining Available Collections                                                     $1,349,745.30     B

G. Class B Percentage of Principal Distribution Amount                                       3.7500%     E

H. Class B Principal Distribution Amount
            1. Beginning Class B Principal Balance                                    $22,821,953.04     B
            2. Class B Monthly Principal                                                 $769,122.79     B
            3. Class B Percentage of Available Principal used to pay
               Class A Interest                                                               ($0.00)    B
            3. Class B Principal Carryover Shortfall                                           $0.00     C
            4. Total Class B Principal Distribution Amount                               $769,122.79     B
            5. Payment of Class B Principal Distribution Amount from
               Available Collections                                                     $769,122.79     B
            6. Payment of Class B Principal Distribution Amount from
               Spread Account                                                                  $0.00     B
            7. Class B Principal Carryover Shortfall for the Period                            $0.00     B
            8. Ending Class B Principal Balance                                       $22,052,830.25     B

I. Total Principal paid to Class B Certificates                                          $769,122.79     B

J. Remaining Available Collections                                                       $580,622.51     B





Page 4
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT


VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
            1.  Floor Amount = min (0.50% of Initial Pool Balance, Ending
                Pool Balance)                                                $3,496,880.65     B     $3,496,880.65    B
            2.  Maximum Amount = 1.25% of Ending Pool Balance                $8,455,514.44     B     $8,155,088.24    B
            3.  Reserve Account Amount (Max: 1.or 2.)                        $8,455,514.44     B     $8,155,088.24    B

B. Reserve Account Triggers
            1.  Average Three Period Delinquency Percentage                            N/A     G               N/A    G
            2.  Delinquency Percentage Trigger                                        0.00%    J             0.00%    J
            3.  Average Three Period Charge Off Rate                                   N/A     G               N/A    G
            4.  Charge Off Rate Trigger                                               0.00%    J             0.00%    J
            5.  Required Reserve Account Percentage Specified                         0.00%    J             0.00%    J
            6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                               1                       1
            7.  Reserve Account Trigger Amount (if 1. > 2.
                or 3. > 4. then 2.50% of Ending Pool Balance until                   $0.00     B            $0.00     B
                1. < 2 and 3. < 4. for six consecutive collection
                periods else 0)
C.  Required Reserve Account Amount for Next Period (Max: A or B)            $8,455,514.44     B    $8,155,088.24     B

D. Remaining Available Collections                                             $736,919.08     B      $731,345.23     B

E. Reserve Account Activity
            1. Beginning Reserve Account Balance                             $5,245,321.00     B    $5,982,240.08     B
            2. Withdrawal from Reserve Account to pay Servicer Advance               $0.00     B            $0.00     B
            3. Withdrawal from Reserve Account to pay Servicing Fee                  $0.00     B            $0.00     B
            4. Withdrawal from Reserve Account to pay Class A Interest               $0.00     B            $0.00     B
            5. Withdrawal from Reserve Account to pay Class B Interest               $0.00     B            $0.00     B
            6. Withdrawal from Reserve Account to pay Class A Principal              $0.00     B            $0.00     B
            7. Withdrawal from Reserve Account to pay Class B Principal              $0.00     B            $0.00     B
            8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                 $736,919.08     B      $731,345.23     B
            9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                      $0.00     B            $0.00     B
           10. Ending Reserve Account Balance                                $5,982,240.08     B    $6,713,585.32     B

(Table continued)


VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
            1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending
                Pool Balance)                                                $3,496,880.65    B      $3,496,880.65     B
            2.  Maximum Amount = 1.25% of Ending Pool Balance                $7,877,204.47    B      $7,607,142.50     B
            3.  Reserve Account Amount (Max: 1.or 2.)                        $7,877,204.47    B      $7,607,142.50     B

B. Reserve Account Triggers
            1.  Average Three Period Delinquency Percentage                            N/A    G              0.11%     G
            2.  Delinquency Percentage Trigger                                       0.00%    J              0.85%     E
            3.  Average Three Period Charge Off Rate                                   N/A    G              0.45%     G
            4.  Charge Off Rate Trigger                                              0.00%    J              0.85%     E
            5.  Required Reserve Account Percentage Specified                        0.00%    J              2.50%     E
            6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                              1                       1
            7.  Reserve Account Trigger Amount (if 1. > 2.
                or 3. > 4. then 2.50% of Ending Pool Balance until                   $0.00    B              0.00      B
                1. < 2 and 3. < 4. for six consecutive collection
                periods else 0)
C.  Required Reserve Account Amount for Next Period (Max: A or B)            $7,877,204.47    B      $7,607,142.50     B

D. Remaining Available Collections                                             $614,893.44    B        $431,278.54     B

E. Reserve Account Activity
            1. Beginning Reserve Account Balance                             $6,713,585.32    B      $7,328,478.76     B
            2. Withdrawal from Reserve Account to pay Servicer Advance               $0.00    B              $0.00     B
            3. Withdrawal from Reserve Account to pay Servicing Fee                  $0.00    B              $0.00     B
            4. Withdrawal from Reserve Account to pay Class A Interest               $0.00    B              $0.00     B
            5. Withdrawal from Reserve Account to pay Class B Interest               $0.00    B              $0.00     B
            6. Withdrawal from Reserve Account to pay Class A Principal              $0.00    B              $0.00     B
            7. Withdrawal from Reserve Account to pay Class B Principal              $0.00    B              $0.00     B
            8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                 $614,893.44    B        $278,663.74     B
            9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                      $0.00    B              $0.00     B
           10. Ending Reserve Account Balance                                $7,328,478.76    B      $7,607,142.50     B

(Table continued)


VIII.  Required Reserve Account Amount for Next Distribution Date
A.  Reserve Account Required Amount.
            1.  Floor Amount = min(0.50% of Initial Pool Balance, Ending
                Pool B Balance)                                              $3,496,880.65    B
            2.  Maximum Amount = 1.25% of Ending Pool Balance                $7,350,768.23    B
            3.  Reserve Account Amount (Max: 1.or 2.)                        $7,350,768.23    B

B. Reserve Account Triggers
            1.  Average Three Period Delinquency Percentage                           0.14%   G
            2.  Delinquency Percentage Trigger                                        0.85%   E
            3.  Average Three Period Charge Off Rate                                  0.45%   G
            4.  Charge Off Rate Trigger                                               0.85%   E
            5.  Required Reserve Account Percentage Specified                         2.50%   E
            6.  Has trigger #1 or #3 been hit this collection period
                (Y=0, N=1)                                                              1
            7.  Reserve Account Trigger Amount (if 1. > 2.
                or 3. > 4. then 2.50% of Ending Pool Balance until                    0.00    B
                1. < 2 and 3. < 4. for six consecutive collection
                periods else 0)
C.  Required Reserve Account Amount for Next Period (Max: A or B)            $7,350,768.23   B

D. Remaining Available Collections                                             $580,622.51   B

E. Reserve Account Activity
            1. Beginning Reserve Account Balance                             $7,607,142.50   B
            2. Withdrawal from Reserve Account to pay Servicer Advance               $0.00   B
            3. Withdrawal from Reserve Account to pay Servicing Fee                  $0.00   B
            4. Withdrawal from Reserve Account to pay Class A Interest               $0.00   B
            5. Withdrawal from Reserve Account to pay Class B Interest               $0.00   B
            6. Withdrawal from Reserve Account to pay Class A Principal              $0.00   B
            7. Withdrawal from Reserve Account to pay Class B Principal              $0.00   B
            8. Deposit from Remaining Available Collections to fund
               Reserve Account                                                       $0.00   B
            9. Withdrawal of funds in Reserve Account in Excess of
               Required Reserve Account Balance                                $256,374.27
           10. Ending Reserve Account Balance                                $7,350,768.23   B





Page 5
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
            Delinquency                                                          Principal               Principal

            31-60 days                                                       $1,709,989.82     F     $3,009,210.43    F
            61-90 days                                                         $111,091.80     F       $531,802.59    F
            91-120 days                                                         $10,654.80     F        $30,983.62    F
            Total                                                            $1,831,736.42     B     $3,571,996.64    B

            Delinquency                                                              Units                   Units
            31-60 days                                                                 136     F               215    F
            61-90 days                                                                   8     F                37    F
            91-120 days                                                                  1     F                 2    F
            Total                                                                      145     B               254    B

B.  Delinquency Percentage
            1.  Outstanding Principal Balance for Delinquency >=60 days        $121,746.60     B       $562,786.21    B
            2.  Portfolio Principal Ending Balance for Collection Period   $676,441,155.54     B   $652,407,059.43    B
            3.  Delinquency Percentage (1/2)                                         0.02%     B              0.09%   B
            4.  Outstanding Principal Balance for Delinquency >=90 days         $10,654.80     B        $30,983.62    B
            5.  Portfolio Principal Ending Balance for Collection Period   $676,441,155.54     B   $652,407,059.43    B
            6.  Delinquency Percentage (4/5)                                          0.00%    B              0.00%   B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                   N/A                     N/A    B
B.  Delinquency Ratio for Prior Collection Period                                      N/A                    0.02%   B
C.  Delinquency Ratio for Current Collection Period                                   0.02%    B              0.09%   B
D.  Average Delinquency Ratio ((sum A through C)/3)                                   0.01%    B              0.03%   B

XI.  Portfolio Average Net Loss Ratio
            1.  Principal Recoveries of Defaulted Receivable                         $0.00     B        $15,395.44    B
            2.  Principal Balance of Defaulted Receivable                        $9,976.55     B       $256,246.44    B
            3.  Average Pool Balance for Collection Period                 $687,908,642.99     B   $664,424,107.49    B
            4.  Net Loss Ratio ((2- 1)/3)                                             0.02%    B              0.43%   B

A.  Net Loss Ratio for 2 Collection Periods Prior                                      N/A                     N/A    B
B.  Net Loss Ratio for Prior Collection Period                                         N/A                    0.02%   C
C.  Net Loss Ratio for Current Collection Period                                      0.02%    B              0.43%   B
D.  Average Net Loss Ratio ((sum A through C)/3)                                      0.01%    B              0.15%   B

(table continued)

IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
            Delinquency                                                           Principal               Principal

            31-60 days                                                        $2,121,179.88    F      $2,186,869.02     F
            61-90 days                                                          $609,383.37    F        $447,455.74     F
            91-120 days                                                         $217,468.50    F        $306,331.20     F
            Total                                                             $2,948,031.75    B      $2,940,655.96     B

            Delinquency                                                               Units                   Units
            31-60 days                                                                  158    F                168     F
            61-90 days                                                                   40    F                 32     F
            91-120 days                                                                  16    F                 21     F
            Total                                                                       214    B                221     B

B.  Delinquency Percentage
            1.  Outstanding Principal Balance for Delinquency >=60 days         $826,851.87    B        $753,786.94     B
            2.  Portfolio Principal Ending Balance for Collection Period    $630,176,357.53    B    $608,571,399.77     B
            3.  Delinquency Percentage (1/2)                                          0.13%    B               0.12%    B
            4.  Outstanding Principal Balance for Delinquency >=90 days         $217,468.50    B        $306,331.20     B
            5.  Portfolio Principal Ending Balance for Collection Period    $630,176,357.53    B    $608,571,399.77     B
            6.  Delinquency Percentage (4/5)                                           0.03%   B              0.05%     B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                   0.02%   B               0.09%    B
B.  Delinquency Ratio for Prior Collection Period                                      0.09%   B               0.13%    B
C.  Delinquency Ratio for Current Collection Period                                    0.13%   B               0.12%    B
D.  Average Delinquency Ratio ((sum A through C)/3)                                    0.08%   B               0.11%    B

XI.  Portfolio Average Net Loss Ratio
            1.  Principal Recoveries of Defaulted Receivable                      $3,715.32    B         $79,121.48     B
            2.  Principal Balance of Defaulted Receivable                       $235,494.45    B        $328,095.32     B
            3.  Average Pool Balance for Collection Period                  $641,291,708.48    B    $619,373,878.65     B
            4.  Net Loss Ratio ((2- 1)/3)                                             0.43%    B              0.48%     B

A.  Net Loss Ratio for 2 Collection Periods Prior                                      0.02%   C               0.43%    C
B.  Net Loss Ratio for Prior Collection Period                                         0.43%   C               0.43%    C
C.  Net Loss Ratio for Current Collection Period                                       0.43%   B               0.48%    B
D.  Average Net Loss Ratio ((sum A through C)/3)                                       0.30%   B               0.45%    B


<table continued)


IX. Delinquency and Default Information
A.  Automobiles Delinquency Information
            Delinquency                                                             Principal

            31-60 days                                                          $2,599,816.56    F
            61-90 days                                                            $770,116.35    F
            91-120 days                                                           $200,829.10    F
            Total                                                               $3,570,762.01    B

            Delinquency                                                                 Units
            31-60 days                                                                    208    F
            61-90 days                                                                     52    F
            91-120 days                                                                    16    F
            Total                                                                         276    B

B.  Delinquency Percentage
            1.  Outstanding Principal Balance for Delinquency >=60 days           $970,945.45    B
            2.  Portfolio Principal Ending Balance for Collection Period    $ $588,061,458.65    B
            3.  Delinquency Percentage (1/2)                                             0.17%   B
            4.  Outstanding Principal Balance for Delinquency >=90 days           $200,829.10    B
            5.  Portfolio Principal Ending Balance for Collection Period    $ $588,061,458.65    B
            6.  Delinquency Percentage (4/5)                                             0.03%   B

X.  Portfolio Average Delinquency Ratio
A.  Delinquency Ratio for 2 Collection Periods Prior                                     0.13%   B
B.  Delinquency Ratio for Prior Collection Period                                        0.12%   B
C.  Delinquency Ratio for Current Collection Period                                      0.17%   B
D.  Average Delinquency Ratio ((sum A through C)/3)                                      0.14%   B

XI.  Portfolio Average Net Loss Ratio
            1.  Principal Recoveries of Defaulted Receivable                       $73,164.48    B
            2.  Principal Balance of Defaulted Receivable                         $291,927.75    B
            3.  Average Pool Balance for Collection Period                  $  $598,316,429.21   B
            4.  Net Loss Ratio ((2- 1)/3)                                                0.44%   B

A.  Net Loss Ratio for 2 Collection Periods Prior                                        0.43%   C
B.  Net Loss Ratio for Prior Collection Period                                           0.48%   C
C.  Net Loss Ratio for Current Collection Period                                         0.44%   B
D.  Average Net Loss Ratio ((sum A through C)/3)                                         0.45%   B





Page 6
                              $673,149,000.00 6.10% Automobile Loan Pass-Through Certificates, Class A
                               $26,227,130. 6.67% Automobile Loan Pass-Through Certificates, Class B
                                                MONTHLY SERVICER CERTIFICATE REPORT

On December 15, 1999, interest earned and principal paid of the underlying assets for the month of November 1999 were paid to you by the paying agent on behalf of Bank of New York, in its capacity as Trustee for the above referenced issue. The following information is being provided pursuant to
Section 14.8 of the Pooling and Servicing Agreement, dated as of July 1, 1998.
This payment per dollar current outstandings of your holdings is allocated as follows:


1)  Class A Principal                                                    $22,074,913.34      $23,132,817.51       $21,397,050.58
      Principal Factor                                                        0.0327935           0.0355302            0.0340749

2)  Class A Interest                                                      $3,421,840.75       $3,309,626.61        $3,192,034.78
      Interest Factor                                                         0.0050833           0.0050833            0.0050833
            Total per each individual Class A Certificate                        $37.88              $39.28               $36.53

3)  Class B Principal                                                       $860,061.56         $901,278.60          $833,651.32
      Principal Factor                                                        0.0327928           0.0355295            0.0340742

4)  Class B Interest                                                        $145,779.13         $140,998.62          $135,989.02
      Interest Factor                                                         0.0055583           0.0055583            0.0055583
            Total per each individual Class B Certificate                        $38.35              $39.74               $36.97

5) Fees and Compensation paid to Servicer
            (a)  Total                                                      $582,813.44         $563,700.96          $543,672.55
            (b)  Per individual Class A and Class B Certificate                   $0.83               $0.81                $0.78

6)  The amount deposited into the Reserve Account                           $736,919.08         $731,345.23          $614,893.44

7) Aggregate Unreimbursed Advances
            This Month                                                       $77,521.78          $96,854.32           $97,285.74
            Previous Month                                                        $0.00               $0.00                $0.00
            Change From Previous Month                                       $77,521.78          $96,854.32           $97,285.74

8)  (a)  Pool Balance after this payment                                $676,441,155.54     $652,407,059.43      $630,176,357.53
    (b)  Pool Factor after this payment                                       0.9672065           0.9328415            0.9010550

9)  (a) Available Reserve Account Amount                                  $5,245,321.00       $5,982,240.08        $6,713,585.32
    (b) Percent of Pool Balance                                                    0.75%               0.88%                1.03%

10)  Required Reserve Account Amount                                      $8,455,514.44       $8,155,088.24        $7,877,204.47

(table continued)

1)  Class A Principal                                                    $20,794,771.84           $19,740,818.33
      Principal Factor                                                        0.0342840                0.0337018

2)  Class A Interest                                                      $3,083,266.44            $2,977,559.69
      Interest Factor                                                         0.0050833                0.0050833
            Total per each individual Class A Certificate                        $35.47                   $33.75

3)  Class B Principal                                                       $810,185.92              $769,122.79
      Principal Factor                                                        0.0342832                0.0337010

4)  Class B Interest                                                        $131,355.31              $126,852.02
      Interest Factor                                                         0.0055583                0.0055583
            Total per each individual Class B Certificate                        $35.90                   $34.16

5) Fees and Compensation paid to Servicer
            (a)  Total                                                      $525,146.96              $507,142.83
            (b)  Per individual Class A and Class B Certificate                   $0.75                    $0.73

6)  The amount deposited into the Reserve Account                           $278,663.74                    $0.00

7) Aggregate Unreimbursed Advances
            This Month                                                       $98,661.68              $171,654.37
            Previous Month                                                        $0.00                    $0.00
            Change From Previous Month                                       $98,661.68              $171,654.37

8)  (a)  Pool Balance after this payment                                $608,571,399.77          $588,061,458.65
     (b)  Pool Factor after this payment                                      0.8701632                0.8408372

9)  (a) Available Reserve Account Amount                                  $7,328,478.76            $7,607,142.50
     (b) Percent of Pool Balance                                                   1.16%                    1.25%

10)  Required Reserve Account Amount                                      $7,607,142.50            $7,350,768.23
