Form 10-K
period 2000-12-31
USAA FEDERAL SAVINGS BANK
filed 2001-04-02
CIK 908392

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2000.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-30840

                      USAA AUTO OWNER TRUST 2000-1 (Issuer)
               USAA FEDERAL SAVINGS BANK (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

      UNITED STATES                                          74-6494663
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

  10750 McDermott Freeway, San Antonio, Texas                  78288
(Address of principal executive offices)                     (Zip Code)

                                 (210) 498-7479

                         (Registrant's telephone number,
                              including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     USAA Auto Owner Trust 2000-1 had 4 classes of notes and one class of certificates outstanding as of December 31, 2000. The notes represent the Auto Loan Backed Notes Class A-1, Auto Loan Backed Notes Class A-2, Auto Loan Backed Notes Class A-3, and Auto Loan Backed Notes Class A-4 of USAA Auto Owner Trust 2000-1. The certificates represent the Class B Auto Loan Backed Certificates of USAA Auto Owner Trust 2000-1.

     The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                          USAA AUTO OWNER TRUST 2000-1
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2.  PROPERTIES

     USAA Auto Owner Trust 2000-1 (the Trust) was formed pursuant to a Trust Agreement dated August 14, 2000, between USAA Federal Savings Bank as Depositor and First Union Trust Company, National Association, as Owner Trustee. The Trust was also formed in accordance with a Sale and Servicing Agreement dated as of August 1, 2000, between USAA Auto Owner Trust 2000-1, as Issuer, and USAA Federal Savings Bank, as Seller and Servicer (the "Sale and Servicing Agree-ment").

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 6.734% Class A-1 Auto Loan Backed Notes, 6.90% Class A-2 Auto Loan Backed Notes, 6.95% Class A-3 Auto Loan Backed Notes, 6.98 Class A-4 Auto Loan Backed Notes, and 7.72% Class B Auto Loan Backed Certificates, and engaging in related transactions.

     The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           34,015     $483,407
August 1, 2000
  --------------------
Prepayments                                  2,360     $ 68,120
Repossessions                                   16     $    355

Receivables outstanding,                    31,639     $414,931
 December 31, 2000


Delinquent Receivables as of December 31, 2000:

                                            Units    ($ in 000's)

31-60 days                                  85        $1,028
61-90 days                                  11        $  134

91 days or more                              6        $   93
  Total                                    102        $1,256

     Losses on repossessions for the period ending December 31, 2000 were approximately $487,726.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2000, there were 59 direct and indirect participants in The Depository Trust Company holding the following positions in the Class A Auto Loan Backed Notes: 5 participants in Class A-1, 13 participants in Class A-2, 15 participants in Class A-3, and 26 participants in Class A-4. The principal markets in which the Notes are traded are the U.S. domestic capital markets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

     (a) (1) Pursuant to the Sale & Servicing Agreement, the Servicer is required (i) to deliver an annual statement as to compliance with the pro-visions of the Sale & Servicing Agreement and certain other matters (the "Annual Statement of the Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale & Servicing Agreement (the "Annual Report of the Firm of Accountants"). Both the Annual Statement of the Servicer and the Annual Report of the Firm of Accountants are attached as Exhibits 99.1 and 99.2, respectively, to this Report.

        (2) Not applicable.

        (3) The required exhibits are as follows:

               Exhibit 3(i): Copy of Servicer's Certificate of Incorporation (Charter) (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (Registration No. 333-30840)).

               Exhibit 3(ii): Copy of Servicer's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (Registration No. 333-30840)).

               Exhibit 4.1: Indenture (Filed as part of Registrant's current report on Form 8-K filed on September 14, 2000).

               Exhibit 4.2: Amended and Restated Trust Agreement (Filed as part of Registrant's current report on Form 8-K filed on September 14,
          2000).

               Exhibit 99.1: Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 14, 2000).

               Exhibit 99.2: Annual Statement of the Servicer.

               Exhibit 99.3: Annual Report of the Firm of Accountants.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

        Date of Current Report                    Item Reported

        November 15, 2000               Monthly Report sent to Noteholders with
                                        the October 2000 distribution.

        December 15, 2000               Monthly Report sent to Noteholders with
                                        the November 2000 distribution.

        January 15, 2001                Monthly report sent to Noteholders with
                                        the December 2000 distribution.

        (c) See subparagraph (a)(3) above.

        (d) Not applicable.

        SUPPLEMENTAL  INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders.

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

                                  EXHIBIT INDEX


                                                               SEQUENTIAL
EXHIBIT                  DOCUMENT                              PAGE NUMBER
-------                  --------                              -----------

3(i)          Servicer's Certificate of Incorporation
              (Filed as Exhibit 3.1 to Registration
              Statement on Form S-3 (Registration
              No. 333-30840)).

3(ii)         Servicer's By-laws (Filed as Exhibit 3.2
              to Registration Statement on Form S-3
              (Registration No. 333-30840)).

4.1 Indenture (Filed as part of Registrant's current report on Form 8-K filed on September 14, 2000).

4.2           Amended and Restated Trust Agreement
              (Filed as part of Registrant's current report on Form 8-K filed on September 14, 2000).

99.1 Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on September 14, 2000).

99.2          Annual Statement of the Servicer.                    6

99.3          Annual Report of the Firm of Accountants.            7

                                 EXHIBIT "99.2"

                        ANNUAL STATEMENT OF THE SERVICER


                   OFFICER'S CERTIFICATE REGARDING COMPLIANCE

                          USAA AUTO OWNER TRUST 2000-1

                         6.734%,$118,000,000 CLASS A-1,

                          6.90%,$128,000,000 CLASS A-2,

                          6.95%,$136,000,000 CLASS A-3,

                          6.98%,$83,279,000 CLASS A-4,

                            7.72%,$18,127,781 CLASS B

                    AUTOMOBILE LOAN PASS-THROUGH CERTIFICATES

     The undersigned individual, a duly authorized officer of USAA Federal Savings Bank (the "Servicer"), acting on behalf of the Servicer, hereby CERTIFIES on behalf of the Servicer pursuant to Section 3.10(a) of the Sale and Servicing Agreement (the "Agreement") dated as of August 1, 2000, as follows:

          1. A review of the activities of the Servicer during the period August 31, 2000 through December 31, 2000, and of its per-formance under the Agreement has been made under such officer's supervision, and

          2. To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations in all material respects under the Agreement throughout such period.

                             USAA FEDERAL SAVINGS BANK
                             ("Servicer")


                             /s/ EDWIN T. MCQUISTON
                              ---------------------------------------------
                              By: EDWIN T. MCQUISTON
                              Title: Vice President
                              Date: March 12, 2001

                                 EXHIBIT "99.3"

                           ACCOUNTANT'S ANNUAL REPORT

February 8, 2001

The Board of Directors
USAA Federal Savings Bank

RE:  USAA Auto Owner Trust 2000-1

We have performed the procedures enumerated below for the period from January 1, 2000 to December 31, 2000 solely to assist you in determining compliance with certain requirements of the Sale and Servicing Agreement dated as of August 1, 2000 (the Sale and Servicing Agreement) between USAA Federal Savings Bank, as Seller and Servicer (the "Bank" or the "Servicer"), First Union Trust Company, National Association, as Owner Trustee (the "Owner Trustee"), and The Chase Manhattan Bank, as Indenture Trustee (the "Indenture Trustee"). The procedures enumerated below have been agreed to by the Bank, the Owner Trustee, and the Indenture Trustee. The management of the Bank is responsible for compliance with the requirements of the Sale and Servicing Agreement. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of these procedures is solely the responsibility of the Bank, the Owner Trustee, and the Indenture Trustee. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.

We are independent  with respect to the Servicer and conform to the standards of
the   profession  as  contained  in  the  Code  of   Professional   Conduct  and
pronouncements of the American Institute of Certified Public Accountants.

Unless otherwise indicated, the following conventions have been adopted in presenting our procedures and findings:

o the term "compared" means compared to and found to be in agreement with, unless otherwise noted. Such compared amounts and percentages are deemed to be in agreement if differences are, in our judgement, minor or if differences are attributable to rounding.

o the term "recomputed" means recalculated and found the amount to be in agreement with, unless otherwise noted. Such recomputed amounts and percentages are deemed to be in agreement if differences are attributable to rounding.

o capitalized terms herein are defined in the Sale and Servicing Agree-ment and are used with the meaning set forth therein.

Our procedures and findings were as follows:

1.       We read the Sale and Servicing Agreement.

2. In accordance with Section 3.11 of the Sale and Servicing Agreement, we have reviewed the Servicer's procedures and records relating to the servicing of the Receivables and noted no matters of non-compliance.

The Board of Directors
USAA Federal Savings Bank

Page 2



3. With respect to the Monthly Servicer Certificate Reports (Monthly Reports) provided to the Owner Trustee, the Indenture Trustee, and each Note Paying Agent and Certificate Paying Agent, we obtained the Monthly Reports for August/September, October, and November of 2000 (summary of Monthly Reports is attached as Exhibit I) and performed the following procedures, which were applied as indicated with respect to the letter symbols explained below:

          A. We compared with and agreed to amounts appearing in the "ABS BPMT" report prepared by officials of the Bank.

          B. We recomputed using the amounts or numbers included in the Monthly Report and/or prior Monthly Reports using the formula as defined by the Sale and Servicing Agreement.

          C. We compared with and agreed to amounts included in the prior month's Monthly Report.

          D.   We  compared  with  and  agreed  to  amounts   appearing  in  the
               "Transaction History Inquiry" report prepared by officials of the Bank.

          E. We compared with and agreed to amounts or percentages appearing in the USAA Auto Loan Owner Trust 2000-1 6.734%, 6.90%, 6.95%, and 6.98% Asset Backed Notes, Class A-1 through A-4, and 7.72% Asset Backed Certificates, Class B Prospectus Supplement dated August 23, 2000.

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

We were not engaged to, and did not, perform an examination, the objective of which would be the expression of an opinion on compliance with certain procedures of the Sale and Servicing Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, other matters might have come to our attention that would have been reported to you.

This report is intended solely for the information and use of the Bank, the Owner Trustee, and the Indenture Trustee and is not intended to be and should not be used by anyone other than these specified parties.

Very truly yours,

/s/ KPMG LLP
------------------
By: KPMG LLP