Form 10-K
USAA FEDERAL SAVINGS BANK
filed 2002-03-28
CIK 908392

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-30840-03.

                      USAA AUTO OWNER TRUST 2001-2 (Issuer)
               USAA FEDERAL SAVINGS BANK (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

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

     USAA Auto Owner Trust 2001-2 had four classes of notes and one class of certificates outstanding as of December 31, 2001. The notes represent the Auto Loan Backed Notes Class A-1, Auto Loan Backed Notes Class A-2, Auto Loan Backed Notes Class A-3, and Auto Loan Backed Notes Class A-4 of USAA Auto Owner Trust 2001-1. The certificates represent the Class B Auto Loan Backed Certificates of USAA Auto Owner Trust 2001-1.

     The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                          USAA AUTO OWNER TRUST 2001-2
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2.  PROPERTIES

     USAA Auto Owner Trust 2001-2 (the Trust) was formed pursuant to a Trust Agreement dated November 1, 2001, between USAA Federal Savings Bank as Depositor and First Union Trust Company, National Association, as Owner Trustee. The Trust was also formed in accordance with a Sale and Servicing Agreement dated as of November 1, 2001, between USAA Auto Owner Trust 2001-2, as Issuer, and USAA Federal Savings Bank, as Seller and Servicer (the "Sale and Servicing Agree-ment").

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 1.9825% Class A-1 Auto Owner Trust Notes, 2.42% Class A-2 Auto Owner Trust Notes, 3.20% Class A-3 Auto Owner Trust Notes, 3.91% Class A-4 Auto Owner Trust Notes, and 4.38% Class B Auto Owner Trust Certificates, and engaging in related transactions.

     The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           43,566     $715,000
November 1, 2001
  --------------------
Prepayments                                  1,921     $ 56,865
Repossessions                                    4     $     24

Receivables outstanding,                    41,641     $658,111
 December 31, 2001


Delinquent Receivables as of December 31, 2001:

                                            Units    ($ in 000's)

31-60 days                                  85        $ 1,028
61-90 days                                  11        $   133
91 days or more                              6        $    93
  Total                                    102        $ 1,256

     Losses on repossessions for the period ending December 31, 2001 were approximately $10,260.89.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2001, there were 57 direct and indirect participants in The Depository Trust Company holding positions in the Class A Auto Owner Trust Backed Notes: 2 participants in Class A-1, 10 participants in Class A-2, 24 participants in Class A-3, and 20 participants in Class A-4. Class B Auto Owner Trust Backed Certificate: 1. The principal markets in which the Notes are traded are the U.S. domestic capital markets.


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

        (2) Not applicable.

        (3) The required exhibits are as follows:

               Exhibit 3(i): Copy of Servicer's Certificate of Incorporation (Charter) (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (Registration No. 333-30840-03)).

               Exhibit 3(ii): Copy of Servicer's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (Registration No.
          333-30840-03)).

               Exhibit 4.1: Indenture (Filed as part of Registrant's current report on Form 8-K filed on November 30, 2001).

               Exhibit 4.2: Amended and Restated Trust Agreement (Filed as part of Registrant's current report on Form 8-K filed on November 30,
          2001).

               Exhibit 99.1: Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on November 30, 2001).

               Exhibit 99.2: Annual Statement of the Servicer.

               Exhibit 99.3: Annual Report of the Firm of Accountants.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

        Date of Current Report                    Item Reported

        December 15, 2001               Monthly Report sent to Noteholders with
                                        the November 2001 distribution.

        January 15, 2002                Monthly Report sent to Noteholders with
                                        the December 2001 distribution.

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

                                  EXHIBIT INDEX


                                                               SEQUENTIAL
EXHIBIT                  DOCUMENT                              PAGE NUMBER
-------                  --------                              -----------

3(i)          Servicer's Certificate of Incorporation
              (Filed as Exhibit 3.1 to Registration
              Statement on Form S-3 (Registration
              No. 333-30840-03)).

3(ii)         Servicer's By-laws (Filed as Exhibit 3.2
              to Registration Statement on Form S-3
              (Registration No. 333-30840-03)).

4.1 Indenture (Filed as part of Registrant's current report on Form 8-K filed on November 30, 2001).

4.2           Amended and Restated Trust Agreement
              (Filed as part of Registrant's current report on Form 8-K filed on November 30, 2001).

99.1 Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on November 30, 2001).

99.2          Annual Statement of the Servicer.                    6

99.3          Annual Report of the Firm of Accountants -
              Independent Accountant's Report and
              Management Assertion.                                7

                                 EXHIBIT "99.2"

                        ANNUAL STATEMENT OF THE SERVICER


                   OFFICER'S CERTIFICATE REGARDING COMPLIANCE

                          USAA AUTO OWNER TRUST 2001-2

                         1.9825%,$191,000,000 CLASS A-1,

                          2.42%,$166,000,000 CLASS A-2,

                          3.20%,$249,000,000 CLASS A-3,

                          3.91%,$91,125,000 CLASS A-4,

                            4.38%,$17,875,027 CLASS B

                    AUTOMOBILE LOAN PASS-THROUGH CERTIFICATES

     The undersigned individual, a duly authorized officer of USAA Federal Savings Bank (the "Servicer"), acting on behalf of the Servicer, hereby CERTIFIES on behalf of the Servicer pursuant to Section 3.10(a) of the Sale and Servicing Agreement (the "Agreement") dated as of Nvoember 1, 2001, as follows:

          1. A review of the activities of the Servicer during the period November 1, 2001 through December 31, 2001, and of its per-formance under the Agreement has been made under such officer's supervision, and

          2. To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations in all material respects under the Agreement throughout such period.

                             USAA FEDERAL SAVINGS BANK
                             ("Servicer")


                             /s/ EDWIN T. MCQUISTON
                              ---------------------------------------------
                              By: EDWIN T. MCQUISTON
                              Title: Vice President
                              Date: March 26, 2002

                                 EXHIBIT "99.3"

                           ACCOUNTANT'S ANNUAL REPORT

                          Independent Accountants' Report




USAA Federal Savings Bank
First Union Trust Company, National Association
JP Morgan Chase Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the "Bank") complied with Article III, Section 3.9 of the Sale and Servicing Agreement, dated as of November 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-2, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee, for the year ended December 31, 2001. Management is responsible for the Bank's compliance with Article III,
Section 3.9 of the Agreement, including the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to Article III, Section 3.9, using the Bank's computer reports which were the source of such amounts. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the aforementioned provision of the Agreement and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with that provision.

In our opinion, management's assertion that the Bank was materially in compliance with Article III, Section 3.9 of the Agreement, including the related mathematical calculations, for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ KPMG
--------------------
KPMG LLP


February 12, 2002

                                 EXHIBIT "99.3"
                                   (continued)

                               Management Assertion




February 12, 2002


The management of USAA Federal Savings Bank (the "Bank") is responsible for the preparation of the Monthly Servicer Certificates in compliance with Article III, Section 3.9 of the Sale and Servicing Agreement, dated as of November 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-2, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee. Management is also responsible for the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to Article III, Section 3.9 of the Agreement, using the Bank's computer reports which were the source of such amounts.

Management  has  performed an  evaluation  of the Bank's  compliance  with
Article III, Section 3.9 of the Agreement, including the accuracy of the related mathematical calculations, for the year ended December 31, 2001. Based on this evaluation, management believes that, for the year ended December 31, 2001, the Bank was materially in compliance with Article III,
Section 3.9 of the Agreement, including the related mathematical calculations.



/s/ EDWIN T. MCQUISTON
---------------------------
Edwin T. McQuiston
SVP- Treasury Operations

                                 EXHIBIT "99.3"
                                   (continued)

                          Independent Accountants' Report



USAA Federal Savings Bank
First Union Trust Company, National Association
JP Morgan Chase Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the "Bank") complied with the servicing requirements in Article III, Sections 3.1, 3.2, 3.3, 3.4, 3.5, and 3.14 of the Sale and Servicing Agreement, dated as of November 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-2, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee, for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the aforementioned sections of the Agreement and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with those sections.

In our opinion, management's assertion that the Bank was materially in compliance with the aforementioned sections of the Agreement for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ KPMG
------------------
KPMG LLP


February 12, 2002

                                 EXHIBIT "99.3"
                                   (continued)

                              Management Assertion




February 12, 2002


The management of USAA Federal Savings Bank (the "Bank") is responsible for complying with the servicing requirements of Article III, Sections 3.1, 3.2, 3.3, 3.4, 3.5, and 3.14 of the Sale and Servicing Agreement, dated as of November 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-2, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and JP Morgan Chase Bank, as Indenture Trustee.

Management has performed an evaluation of the Bank's compliance with the aforementioned sections of the Agreement for the year ended December 31, 2001. Based on this evaluation, management believes that, for the year ended December 31, 2001, the Bank was materially in compliance with the aforementioned sections of the Agreement.



/s/ MARK H. WRIGHT
---------------------------
Mark H. Wright
President and CEO


/s/ ROSEMARY M. ELIZALDE
---------------------------
Rosemary M. Elizalde
SVP - Senior Financial Officer

USAA         USAA FEDERAL SAVINGS BANK
EAGLE        -------------------------------------------------
LOGO         10750 MCDERMOTT FREEWAY, SAN ANTONIO, TEXAS 78288



                                March 27, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

         Re:      USAA Auto Owner Trust 2001-2
                  Automobile Loan Pass-Through Certificates
                  Registered pursuant to Registration
                  Statement on Form S-3, File No. 333-30840-03

Ladies and Gentlemen:

     On behalf of USAA Auto Owner Trust 2001-2 (the "Trust")enclosed for filing pursuant are one manually signed original of the Trust's Annual Report on Form 10-K, and two additional complete conformed copies thereof, including all exhibits. The Annual Report is filed pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 and the "Response of the Office of Chief Counsel Division of Corporate Finance" of the Securities and Exchange Commission, dated December 23, 1993, responding to a November 10, 1993, letter from the Trust.

     Please acknowledge receipt of the enclosed materials by stamping a notification of receipt on the enclosed copy of this letter and returning it to me in the enclosed self-addressed stamped envelope.

                        Very truly yours,

                        USAA FEDERAL SAVINGS BANK

                        /s/ MICHAEL J. BROKER
                        ---------------------------
                        MICHAEL J. BROKER
                        Vice President
                        Banking Counsel

MJB:kms
Enclosures

cc: Renwick Martin
    Brown & Wood