Form 10-K
USAA FEDERAL SAVINGS BANK
filed 2002-03-28
CIK 908392

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

Commission file number 333-30840-02.

                      USAA AUTO OWNER TRUST 2001-1 (Issuer)
               USAA FEDERAL SAVINGS BANK (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     USAA Auto Owner Trust 2001-1 had four classes of notes and one class of certificates outstanding as of December 31, 2001. The notes represent the Auto Loan Backed Notes Class A-1, Auto Loan Backed Notes Class A-2, Auto Loan Backed Notes Class A-3, and Auto Loan Backed Notes Class A-4 of USAA Auto Owner Trust 2001-1. The certificates represent the Class B Auto Loan Backed Certificates of USAA Auto Owner Trust 2001-1.

     The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received from the Securities and Exchange Commission dated December 23, 1993.

                          USAA AUTO OWNER TRUST 2001-1
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 2.  PROPERTIES

     USAA Auto Owner Trust 2001-1 (the Trust) was formed pursuant to a Trust Agreement dated May 1, 2001, between USAA Federal Savings Bank as Depositor and First Union Trust Company, National Association, as Owner Trustee. The Trust was also formed in accordance with a Sale and Servicing Agreement dated as of May 1, 2001, between USAA Auto Owner Trust 2001-1, as Issuer, and USAA Federal Savings Bank, as Seller and Servicer (the "Sale and Servicing Agree- ment").

     The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 4.04875% Class A-1 Auto Owner Trust Notes, 4.24% Class A-2 Auto Owner Trust Notes, 4.69% Class A-3 Auto Owner Trust Notes, 5.08% Class A-4 Auto Owner Trust Notes, and 5.98% Class B Auto Owner Trust Certificates, and engaging in related transactions.

     The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                            Units    ($ in 000's)

Original Receivables outstanding,           48,336     $799,757
April 1, 2001
  --------------------
Prepayments                                  8,794     $255,095
Repossessions                                  112     $  1,855

Receivables outstanding,                    39,430     $542,807
 December 31, 2001


Delinquent Receivables as of December 31, 2001:

                                            Units    ($ in 000's)

31-60 days                                  59        $  818
61-90 days                                  12        $  186
91 days or more                              6        $  113
  Total                                     77        $1,117

     Losses on repossessions for the period ending December 31, 2001 were approximately $176,443.97.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2001, there were 28 direct and indirect participants in The Depository Trust Company holding positions in the Class A Auto Owner Trust Backed Notes: 0 participants in Class A-1, 8 participants in Class A-2, 20 participants in Class A-3, and 19 participants in Class A-4. Class B Auto Owner Trust Backed Certificate: 1. The principal markets in which the Notes are traded are the U.S. domestic capital markets.

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

        (2) Not applicable.

        (3) The required exhibits are as follows:

               Exhibit 3(i): Copy of Servicer's Certificate of Incorporation (Charter) (Filed as Exhibit 3.1 to Registration Statement on Form S-3 (Registration No. 333-30840-02)).

               Exhibit 3(ii): Copy of Servicer's By-laws (Filed as Exhibit 3.2 to Registration Statement on Form S-3 (Registration No.
          333-30840-02)).

               Exhibit 4.1: Indenture (Filed as part of Registrant's current report on Form 8-K filed on May 25, 2001).

               Exhibit 4.2: Amended and Restated Trust Agreement (Filed as part of Registrant's current report on Form 8-K filed on May 25, 2001).

               Exhibit 99.1: Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on May 25, 2001).

               Exhibit 99.2: Annual Statement of the Servicer.

               Exhibit 99.3: Annual Report of the Firm of Accountants.

        (b) Current Reports on Form 8-K filed during the last quarter of the period covered by this Report:

        Date of Current Report                    Item Reported

        August 15, 2001 Monthly Report sent to Noteholders with the July 2001 distribution.

        September                       15, 2001 Monthly Report sent to
                                        Noteholders with the August 2001
                                        distribution.

        October 15, 2001 Monthly report sent to Noteholders with the September 2001 distribution.

        November 15, 2001 Monthly report sent to Noteholders with the October 2001 distribution.

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

                                  EXHIBIT INDEX


                                                                      SEQUENTIAL
EXHIBIT                  DOCUMENT                              PAGE NUMBER
-------                  --------                              -----------

3(i)          Servicer's Certificate of Incorporation
              (Filed as Exhibit 3.1 to Registration
              Statement on Form S-3 (Registration
              No. 333-30840-02)).

3(ii)         Servicer's By-laws (Filed as Exhibit 3.2
              to Registration Statement on Form S-3
              (Registration No. 333-30840-02)).

4.1 Indenture (Filed as part of Registrant's current report on Form 8-K filed on May 25, 2001).

4.2           Amended and Restated Trust Agreement
              (Filed as part of Registrant's current report on Form 8-K filed on May 25, 2001).

99.1 Sale & Servicing Agreement (Filed as part of the Registrant's Current Report on Form 8-K filed on May 25, 2001).

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

                                 EXHIBIT "99.2"

                        ANNUAL STATEMENT OF THE SERVICER


                   OFFICER'S CERTIFICATE REGARDING COMPLIANCE

                          USAA AUTO OWNER TRUST 2001-1

                         4.04875%,$192,700,000 CLASS A-1,

                          4.24%,$274,000,000 CLASS A-2,

                          4.69%,$201,000,000 CLASS A-3,

                          5.08%,$108,064,000 CLASS A-4,

                            5.98%,$23,992,873 CLASS B

                    AUTOMOBILE LOAN PASS-THROUGH CERTIFICATES

     The undersigned individual, a duly authorized officer of USAA Federal Savings Bank (the "Servicer"), acting on behalf of the Servicer, hereby CERTIFIES on behalf of the Servicer pursuant to Section 3.10(a) of the Sale and Servicing Agreement (the "Agreement") dated as of May 1, 2001, as follows:

          1. A review of the activities of the Servicer during the period May 1, 2001 through December 31, 2001, and of its per- formance under the Agreement has been made under such officer's supervision, and

          2. To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations in all material respects under the Agreement throughout such period.

                             USAA FEDERAL SAVINGS BANK
                             ("Servicer")


                             /s/ EDWIN T. MCQUISTON
                              ---------------------------------------------
                              By: EDWIN T. MCQUISTON
                              Title: Vice President
                              Date: March 26, 2002

                                 EXHIBIT "99.3"

                           ACCOUNTANT'S ANNUAL REPORT

                         Independent Accountants' Report



USAA Federal Savings Bank
First Union Trust Company, National Association
The Chase Manhattan Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the "Bank") complied with Article III, Section 3.9 of the Sale and Servicing Agreement, dated as of May 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-1, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee, for the year ended December 31, 2001. Management is responsible for the Bank's compliance with Article III, Section 3.9 of the Agreement, including the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to
Article III, Section 3.9, using the Bank's computer reports which were the source of such amounts. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

/s/ KPMG LLP
---------------


February 12, 2002

                                 EXHIBIT "99.3"
                                   (continued)

                              Management Assertion




February 12, 2002


The management of USAA Federal Savings Bank (the "Bank") is responsible for the preparation of the Monthly Servicer Certificates in compliance with Article III,
Section 3.9 of the Sale and Servicing Agreement, dated as of May 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-1, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee. Management is also responsible for the accuracy of the mathematical calculations of each amount set forth in the Monthly Servicer Certificates, delivered pursuant to Article III, Section 3.9 of the Agreement, using the Bank's computer reports which were the source of such amounts.

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


/s/ EDWIN T. MCQUISTON
------------------------
Edwin T. McQuiston
SVP-Treasury Operations

                                 EXHIBIT "99.3"
                                   (continued)

                         Independent Accountants' Report



USAA Federal Savings Bank
First Union Trust Company, National Association
The Chase Manhattan Bank:

We have examined management's assertion, included in the accompanying Management Assertion, that USAA Federal Savings Bank (the "Bank") complied with the servicing requirements in Article III, Sections 3.1, 3.2, 3.3, 3.4, 3.5, and
3.14 of the Sale and Servicing Agreement, dated as of May 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-1, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee, for the year ended December 31, 2001. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

/s/ KPMG LLP
-------------------


February 12, 2002

                                 EXHIBIT "99.3"
                                   (continued)

                              Management Assertion



February 12, 2002


The management of USAA Federal Savings Bank (the "Bank") is responsible for complying with the servicing requirements of Article III, Sections 3.1, 3.2,3.3, 3.4, 3.5, and 3.14 of the Sale and Servicing Agreement, dated as of May 1, 2001 (the "Agreement"), between USAA Federal Savings Bank, as Seller and Servicer, and the USAA Auto Owner Trust 2001-1, as Issuer, with First Union Trust Company, National Association, as Owner Trustee, and The Chase Manhattan Bank, as Indenture Trustee.

Management has performed an evaluation of the Bank's compliance with the aforementioned sections of the Agreement for the year ended December 31, 2001. Based on this evaluation, management believes that, for the year ended December 31, 2001, the Bank was materially in compliance with the aforementioned sections of the Agreement.


/s/ MARK H. WRIGHT
------------------------
Mark H. Wright
President and CEO


/s/ ROSEMARY M. ELIZALDE
------------------------
Rosemary M. Elizalde
SVP - Senior Financial Officer

USAA         USAA FEDERAL SAVINGS BANK
EAGLE        -------------------------------------------------
LOGO         10750 MCDERMOTT FREEWAY, SAN ANTONIO, TEXAS 78288



                                 March 27, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549

         Re:      USAA Auto Owner Trust 2001-1
                  Automobile Loan Pass-Through Certificates
                  Registered pursuant to Registration
                  Statement on Form S-3, File No. 333-30840-02

Ladies and Gentlemen:

     On behalf of USAA Auto Owner Trust 2001-1 (the "Trust") enclosed for filing pursuant are one manually signed original of the Trust's Annual Report on Form 10-K, and two additional complete conformed copies thereof, including all exhibits. The Annual Report is filed pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 and the "Response of the Office of Chief Counsel Division of Corporate Finance" of the Securities and Exchange Commission, dated December 23, 1993, responding to a November 10, 1993, letter from the Trust.

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